Form 10-Q
period 2012-03-31
MARKETINGMOBILETEXT, INC.
filed 2012-05-21
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

       .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-178652

MARKETINGMOBILETEXT, INC.

 (Name of small business issuer in its charter)

Nevada	45-3539010
(State of incorporation)	(I.R.S. Employer Identification No.)

501 Santiago Avenue

Long Beach, CA 90814

 (Address of principal executive offices)

 (562) 498-5880

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      . No  X .

As of May 21, 2012 there were 10,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

MARKETINGMOBILETEXT, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MarketingMobileText, Inc. the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “MMTI”, “we”, “us” and “our” are references to MarketingMobileText, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Marketing Mobile Text, Inc.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

For the period ended March 31, 2012

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

Marketing Mobile Text, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	March 31, 2012 $ (unaudited)	September 30, 2011 $

ASSETS

Cash	8,725	1,507
1.
Total Assets	8,725	1,507

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	22,960	5,164
Due to related parties	7,000	1,000
Notes payable – related party	39,940	9,985

Total Liabilities	69,900	16,149

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 10,000,000 common shares

	10,000	10,000

Additional paid-in capital	(10,000)	(10,000)

Accumulated deficit during the development stage	(61,175)	(14,642)

Total Stockholders’ Deficit	(61,175)	(14,642)

Total Liabilities and Stockholders’ Deficit	8,725	1,507

(The accompanying notes are an integral part of these financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2012 $	For the six months ended March 31, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to March 31, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	1,065	11,802	15,280
Management fees	3,000	6,000	7,000
Professional fees	18,000	27,500	37,500

Total Operating Expenses	22,065	45,302	59,780

Net loss before other expenses	(22,065)	(45,302)	(59,780)

Other Expenses

Interest expense	(760)	(1,231)	(1,395)

Net Loss	(22,825)	(46,533)	(61,175)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	10,000,000	10,000,000

(The accompanying notes are an integral part of these financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the six months ended March 31, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to March 31, 2012 $

Operating Activities

Net loss for the period	(46,533)	(61,175)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	17,796	22,960
Due to related parties	6,000	7,000

Net Cash Provided By (Used In) Operating Activities	(22,737)	(31,215)

Financing Activities

Proceeds from note payable – related party	29,955	39,940

Net Cash Provided by Investing Activities	29,955	39,940

Increase in Cash	7,218	8,725

Cash – Beginning of Period	1,507	–

Cash – End of Period	8,725	8,725

Non-cash investing and financing activities

Shares issued for founders’ shares	–	10,000

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Marketing Mobile Text, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Marketing Mobile Text, Inc. (the “Company”) was incorporated in the state of Nevada on August 31, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $61,175. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is September 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2012, the Company did not have any potentially dilutive shares.

e)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Marketing Mobile Text, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

3.

Notes Payable

During the period ended March 31, 2012, the Company received an additional $29,955 in additional funding from the President of the Company.  As at March 31, 2012, the Company owed $39,940 (September 30, 2011 - $9,985) to the President of the Company. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at March 31, 2012, the Company recorded accrued interest of $1,395 (September 30, 2011 - $164) in accounts payable and accrued liabilities.

4.

Related Party Transactions

a)

During the six months ended March 31, 2012, the Company incurred $6,000 (September 2011 - $1,000) of management fees to the President and Director of the Company.

b)

As of March 31, 2012, the Company owed $7,000 (September 30, 2011 - $1,000) to the President and Director of the Company for financing of day-to-day operations and management fees.

5.

Subsequent Events

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	September 30,
	2012 $	2011 $
Current Assets	8,725	1,507
Current Liabilities	69,900	16,149
Working Capital (Deficit)	(61,175)	(14,642)

Cash Flows

	Six months ended March 31, 2012 $	From August 31, 2011 (date of inception) to September 30, 2011 $
Cash Flows used in Operating Activities	(22,737)	(8,478)
Cash Flows from Financing Activities	29,955	9,985
Net Increase in Cash During Period	7,218	1,507

Operating Revenues

For the period from August 31, 2011 (date of inception) to March 31, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the six months ended March 31, 2012, the Company incurred operating expenses of $45,302 comprised of $27,500 of professional fees relating to audit, accounting, and legal fees with respect to the Company’s SEC registration process and subsequent SEC filings, $11,802 of general and administrative expenses relating to day-to-day costs incurred, and $6,000 for management fees to the President and Director of the Company at a rate of $1,000 per month.

For the six months ended March 31, 2012, the Company recorded a net loss of $46,533.  In addition to operating expenses, the Company incurred $1,231 of interest expense relating to accrued interest for outstanding notes payable of $39,940 which is due interest at 10% per annum.

For the six months ended March 31, 2012, the Company had a net loss of $nil per share.

Liquidity and Capital Resources

As at March 31, 2012, the Company had cash and total assets of $8,725 compared with cash and total assets of $1,507 as at September 30, 2011.  The increase in cash and total assets were attributed to financing received from notes payable which remain unspent.

As at March 31, 2012, the Company had total liabilities of $69,900 compared with $16,149 as at September 30, 2011.  The increase in liabilities were attributed to $17,796 increase in accounts payable and accrued liabilities due to the fact that the Company had insufficient cash flow to repay outstanding obligations on a timely basis, $6,000 increase in amounts due to related parties for unpaid management fees, and $29,955 increase in notes payable which reflects new financing received from the Company.

During the six months ended March 31, 2012, the Company did not issue any equity instruments.

Cashflow from Operating Activities

During the period ended March 31, 2012, the Company used $22,737 of cash for operating activities compared with $8,478 during the period from inception to September 30, 2011.  The increase is attributed to the fact that the Company incurred more professional fees and out-of-pocket costs which were repaid by funds contributed from the President and Director of the Company

Cashflow from Investing Activities

During the period from August 31, 2011 (date of inception) to March 31, 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended March 31, 2012, the Company received $29,955 in additional financing from the President and Director of the Company in new notes payable compared with $9,985 received from inception to September 30, 2011.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On April 18, 2012, the Company issued an Unsecured Promissory Note, in the principal amount of $9,985 to Kelly Storms, to evidence funds previously loaned by Kelly Storms to the Company. The $9,985 principal amount underlying the Promissory Note was loaned to the Company on March 30, 2012, and accrues interest at the rate of 10% per annum, and is due and payable on demand upon ten (10) days written notice from Kelly Storms. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by an issuer not involving a public offering. No commission was paid in connection with the sale of the promissory note.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
3.03	Bylaws	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.01	Management Agreement dated October 5, 2011 between the Company and Kelly Storms.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Kelly Storms dated October 5, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Kelly Storms dated December 15, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.04	Promissory Note between the Company and Kelly Storms dated January 24, 2012.	Filed with the SEC on February 2, 2012, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Kelly Storms dated April 18, 2012.	Filed herewith.
14.01	Code of Ethics.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETINGMOBILETEXT, INC.

Dated: May 21, 2012	/s/ Kelly Storms
By: Kelly Storms
Its: President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director