Form 10-Q/A
period 2012-03-31
MARKETINGMOBILETEXT, INC.
filed 2012-05-22
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 11, 2012 there were 10,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No.1 to the Quarterly Report of MarketingMobileText. (the “Company”) on Form 10-Q/A for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
3.03	Bylaws	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.01	Management Agreement dated October 5, 2011 between the Company and Kelly Storms.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Kelly Storms dated October 5, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Kelly Storms dated December 15, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.04	Promissory Note between the Company and Kelly Storms dated January 24, 2012.	Filed with the SEC on February 2, 2012, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Kelly Storms dated April 18, 2012.	Filed with the SEC on May 21, 2012 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MARKETINGMOBILETEXT, INC.

Dated: May 22, 2012	/s/ Kelly Storms
By: Kelly Storms
Its: President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director

3