Form 10-Q
period 2012-06-30
MARKETINGMOBILETEXT, INC.
filed 2012-08-20
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

 FORM 10-Q

________________

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

  X  . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X  . Yes          .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes    X  .  No

As of August 16, 2012, there were 10,400,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

For the period ended June 30, 2012

Condensed Balance Sheets (unaudited)

4

Condensed Statements of Operations (unaudited)

5

Condensed Statements of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	June 30, 2012 $	September 30, 2011 $
	(unaudited)
ASSETS

Cash	40,000	1,507

Total Assets	40,000	1,507

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	25,391	5,164
Due to related parties	10,000	1,000
Notes payable – related party	39,940	9,985

Total Liabilities	75,331	16,149

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 10,000,000 common shares

	10,000	10,000

Additional paid-in capital	(10,000)	(10,000)

Common stock issuable	40.000	–

Accumulated deficit during the development stage	(75,331)	(14,642)

Total Stockholders’ Deficit	(35,331)	(14,642)

Total Liabilities and Stockholders’ Deficit	40,000	1,507

(The accompanying notes are an integral part of these financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended June 30, 2012 $	For the nine months ended June 30, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to June 30, 2012 $

Revenues	–	–	–
Operating Expenses

General and administrative	2,660	14,462	17,940
Management fees	3,000	9,000	10,000
Professional fees	7,500	35,000	45,000

Total Operating Expenses	13,160	58,462	72,940

Net loss before other expenses	(13,160)	(58,462)	(72,940)

Other Expenses

Interest expense	(996)	(2,227)	(2,391)

Net Loss	(14,156)	(60,689)	(75,331)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	10,000,000	10,000,000

(The accompanying notes are an integral part of these financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the nine months ended June 30, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to June 30, 2012 $

Operating Activities

Net loss for the period	(60,689)	(75,331)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	20,227	25,391
Due to related parties	9,000	10,000

Net Cash Used In Operating Activities	(31,462)	(39,940)

Financing Activities

Proceeds from note payable – related party	29,955	39,940
Proceeds from issuance of common stock	40,000	40,000
..
Net Cash Provided by Investing Activities	69,955	79,940

Increase in Cash	38,493	40,000

Cash – Beginning of Period	1,507	–

Cash – End of Period	40,000	40,000

Non-cash investing and financing activities

Shares issued for founders’ shares	–	10,000

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Marketing Mobile Text, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Marketing Mobile Text, Inc. (the “Company”) was incorporated in the state of Nevada on August 31, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $75,331. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Marketing Mobile Text, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2012, the Company did not have any potentially dilutive shares.

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

3.

Notes Payable

During the period ended June 30, 2012, the Company received an additional $29,955 in additional funding from the President of the Company.  As at June 30, 2012, the Company owed $39,940 (September 30, 2011 - $9,985) to the President of the Company. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at June 30, 2012, the Company recorded accrued interest of $2,391 (September 30, 2011 - $164) in accounts payable and accrued liabilities.

4.

Common Shares

As at June 30, 2012, the Company received $40,000 of common stock subscriptions for common shares that have not been issued.  Refer to Note 6.

5.

Related Party Transactions

a)

During the nine months ended June 30, 2012, the Company incurred $9,000 (September 2011 - $1,000) of management fees to the President and Director of the Company.

b)

As of June 30, 2012, the Company owed $10,000 (September 30, 2011 - $1,000) to the President and Director of the Company for financing of day-to-day operations and management fees.

6.

Subsequent Events

On July 13, 2012, the Company issued 400,000 common shares at $0.10 per share for proceeds of $40,000, which were received prior to June 30, 2012.  Refer to Note 4.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	September 30,
	2012 $	2011 $
Current Assets	40,000	1,507
Current Liabilities	75,331	16,149
Working Capital (Deficit)	(35,331)	(14,642)

Cash Flows

	Nine months ended June 30, 2012 $	From August 31, 2011 (date of inception) to September 30, 2011 $
Cash Flows used in Operating Activities	(31,462)	(8,478)
Cash Flows from Financing Activities	69,955	9,985
Net Increase in Cash During Period	38,493	1,507

Operating Revenues

For the period from August 31, 2011 (date of inception) to June 30, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the nine months ended June 30, 2012, the Company incurred operating expenses of $58,462 comprised of $35,000 of professional fees relating to audit, accounting, and legal fees with respect to the Company’s SEC filings, $14,462 of general and administrative expenses relating to day-to-day costs incurred, and $9,000 for management fees to the President and Director of the Company at a rate of $1,000 per month.

For the nine months ended June 30, 2012, the Company recorded a net loss of $60,689.  In addition to operating expenses, the Company incurred $2,227 of interest expense relating to accrued interest for outstanding notes payable of $39,940 which is due interest at 10% per annum.

For the nine months ended June 30, 2012, the Company had a net loss of $0.01per share.

Liquidity and Capital Resources

As at June 30, 2012, the Company had cash and total assets of $40,000 compared with cash and total assets of $1,507 as at September 30, 2011.  The increase in cash and total assets were attributed to financing received from proceeds from the issuance of common shares in June 2012.

As at June 30, 2012, the Company had total liabilities of $75,331 compared with $16,149 as at September 30, 2011.  The increase in liabilities were attributed to $20,227 increase in accounts payable and accrued liabilities due to the fact that the Company had insufficient cash flow to repay outstanding obligations on a timely basis, $9,000 increase in amounts due to related parties for unpaid management fees, and $29,955 increase in notes payable which reflects new financing received from the Company.

During the nine months ended June 30, 2012, the Company did not issue any equity instruments but received $40,000 for the issuance of 400,000 common shares at $0.10 per share which were issued on July 13, 2012.

Cashflow from Operating Activities

During the period ended June 30, 2012, the Company used $31,462 of cash for operating activities compared with $8,478 during the period from inception to September 30, 2011.  The increase is attributed to the fact that the Company incurred more professional fees and out-of-pocket costs which were repaid by funds contributed from the President and Director of the Company.

Cashflow from Investing Activities

During the period from August 31, 2011 (date of inception) to June 30, 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended June 30, 2012, the Company received $29,955 in additional financing from the President and Director of the Company in new notes payable compared with $9,985 received from inception to September 30, 2011, and received $40,000 in stock subscriptions for the issuance of common shares that occurred in July 2012.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

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

MARKETINGMOBILETEXT, INC.

Dated: August 20, 2012	/s/ Kelly Storms
By: Kelly Storms
Its: President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director