Form 10-Q/A
period 2012-06-30
MARKETINGMOBILETEXT, INC.
filed 2012-08-21
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

 FORM 10-Q/A

Amendment No. 1

_________________

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

As of August 16, 2012 there were 10,400,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of MarketingMobileText, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

MARKETINGMOBILETEXT, INC.

Dated: August 21, 2012	/s/ Kelly Storms
By: Kelly Storms
Its: President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director

3