Form 10-K
period 2012-09-30
MARKETINGMOBILETEXT, INC.
filed 2013-01-14
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to _______

MARKETINGMOBILETEXT, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-178652	45-3539010
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

501 Santiago Avenue Long Beach, CA 90814 (Address of principal executive offices)

Phone: (562) 498-5880
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 (Not required) Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as was $NIL, based upon the price ($NIL) at which the common stock was last sold as of March 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of January 9, 2013, there were 10,400,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to the “Company”, “MMTX”, “we”, “us” and “our” are references to MarketingMobileText, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Company Overview

MarketingMobileText, Inc. (“MMTX” or the “Company”) was incorporated in the State of Nevada on August 31, 2011. We are a development stage company that plans to engage in the sale of mobile marketing solutions for businesses of all sizes. We intend to launch a web-based platform that will give our potential clients the ability to reach thousands of potential customers within their target market via text messaging. Kelly Storms, who is currently our sole officer and director, founded our Company. Our headquarters are located at 501 Santiago Avenue, Long Beach, CA 90814.

Although advertising through text messages is not entirely new, we anticipate that this medium will continue to grow as the popularity of smart phones and the daily deal industry continues to grow. We believe that by providing a simple, yet effective, platform for businesses to easily communicate with their existing and potential clients, MarketingMobileText will become a sought after platform for businesses both large and small.  Most cellular phones are equipped to handle text messaging and can receive brief messages that contain information from friends, clients, and even businesses marketing their products. Text messaging (or SMS, short messaging service) is gaining popularity as an advertising medium because it is relatively inexpensive and allows businesses to reach out to highly targeted consumers. Having the ability to instantly contact potential customers both locally and nationwide is one of the major benefits of this marketing strategy. In addition, text messaging is a more personal way to reach out to potential customers. Businesses can send instant coupons, promotional messages, and much more via text messages to their opt-in subscribers. We believe that the text message advertising industry has major untapped power and potential to allow businesses to reach their intended markets with an immediate message or call to action.

We hope to realize our full plan of operations by raising money through the sale of our securities. Because of our location, initially we plan to introduce our marketing solutions within Los Angeles County. We will design a full marketing strategy to gain brand awareness, and ultimately obtain a large opt-in subscriber base as well as advertising clients.

Opportunity

This is the scenario that we will initially base our marketing and business model: It is a slow night at a restaurant and the owner would like to fill up some seats. So, the restaurant owner decides to utilize the MarketingMobileText platform to send out an instant text message to several hundred former customers with a two-for-one special happening for just that evening. Within an hour people could be lining up outside the door to get in and use their coupons. This is the power of mobile marketing. But, SMS marketing solutions are not just limited to restaurants. Another example could be that a dentist sends out an automatic (scheduled) text message to his or her patients reminding them of their appointment the next day. The possibilities for mobile marketing are endless. Text message advertising or mobile advertising is quickly becoming one of the most powerful and cost effective ways to advertise.

As today's world moves toward mobile solutions, we believe businesses will be hard pressed to ignore SMS mobile marketing as one of their advertising methods. We intend to develop a platform that allows businesses the opportunity to launch SMS marketing campaigns for a monthly fee. We feel that now is the time to develop and launch our Company before this industry becomes over-saturated with other companies trying to gain market share.

Industry Overview

SMS is a universal mobile platform for the masses. It does not require special downloads as it is already available on almost all cell phones worldwide. Marketing companies are utilizing these numbers to reach new potential customers. Political campaigns and banks use text messages to mobilize voters or send account balance updates. Travel sites such as Orbitz.com offer text message updates on flight status. Television shows such as "American Idol" ask viewers to vote or take polls via text messages, and social networking sites like Facebook® often use text messaging to update members about friends' activities.

The revenue generated by data services, such as text messages, has grown along with the consumer demand. As reported in the New York Times on May 15, 2011, data revenue for the wireless industry has soared 132% over the last four years, while voice revenue has declined 7%, noted Mr. Chetan Sharma, an independent telecommunications analyst.  This is in large part due to that rise of application-to-person text messaging. Application-to-person versus person-to-person SMS messaging includes messages to or from an application (usually a large company or advertising firm) being sent to or from a large number of customers in financial services, advertising, marketing, business administration, ticketing, television voting etc.

Because it is a relatively new industry, many companies have tried to take advantage of text messaging by purchasing telephone number lists, or even worse some have resorted to hacking into various databases to obtain lists for the sole purpose of sending spam text message advertisements. In 2007 Verizon Wireless sued telemarketers it said inundated its networks with more than 12 million unsolicited commercial text messages according to a March 2008 Washington Post article. In its lawsuit, the wireless carrier said it was able to block all but 4,618. Customers were hit with unwanted charges and the spam slowed legitimate traffic, according to Verizon Wireless. Cellphone companies are ramping up efforts to shut them out by taking spammers to court and by using more sophisticated filters. The rise of spam could spoil trust in text messaging as a mode of communication, not to mention its potential for mobile advertising. Our advertising platform will only be used as an opt-in advertising solution for businesses, meaning that customers must openly agree to receive the text messages that we send out. This model will enhance the credibility of our name brand, and ensure that the exact target market of each business is receiving the text messages that we send out.

Current Operations

Since inception, our operations have primarily consisted of the organization of our business and the development of our business plan. Our business plan includes a three-phase plan that details the creation and launch of our proposed mobile marketing solutions platform. Currently we are still in Phase 1 of our plan which includes following:

•

formation of our Company;

•

completion of our business plan;

•

initial design of our platform; and

•

the acquisition of additional funding.

All aspects of Phase 1 have been completed, with the exception of raising additional funding. To date, our founder, Kelly Storms, has conducted all operations. As such, upon incorporating our Company, Ms. Storms was named as the Company's sole officer and director. All operations have been funded by Ms. Storms to this point. Operations and expenditures have included the incorporation of MarketingMobileText, Inc. under the laws of the State of Nevada, and the formation of an extensive business plan in which we have mapped out all of the initial services that we will offer to our advertising clients once our marketing platform is developed. The Company has also engaged the help of a designer to work closely with Ms. Storms to put her ideas onto paper, and create the initial mockups of our planned mobile marketing solutions platform. Our initial designs have been included within the “Products and Services” section herein so that potential investors may have a clearer vision of what it is that we hope to create. Phase 1 will hopefully allow us to raise capital through the sale of our securities and see us through Phases 2 and 3. Phase 2 involves hiring a software developer to help with the development and completion of our advertising solutions platform and we do not intend on entering Phase 2 until the Company raises additional capital.  Further descriptions of Phases 2 and 3 of our business plan are included in the “Plan of Operations” section.

Products and Services

MarketingMobileText for Businesses:

Initially, our planned products will be our mobile marketing solutions for businesses. We hope to provide advertising clients with a low cost, high return on investment advertising solutions through opt-in SMS text message marketing. Businesses of all sizes will be able to reach consumers within their exact target market that have already agreed to, and want to receive marketing messages from a particular business or industry sector.  We believe that every sector of every industry can benefit from our proposed platform. Our solutions will be significantly cheaper than traditional advertising options, as our solutions will not include design fees, printing fees, or any postage costs.

We intend to set up our advertising platform to allow subscribing businesses to instantaneously send the following:

•

mobile coupons and special offers;

•

announcements of special events;

•

new product information and updates;

•

appointment reminders and scheduling changes;

•

real estate listings;

•

mobile voting; and,

•

picture messages and links to mobile websites or applications.

It is our hope that our advertising solutions platform will allow subscribing businesses the ability to log into our website and create and send their own text messages to their clientele or users that are interested in receiving text messages from a particular industry. We envision our proposed advertising solutions platform to operate in the following manner:

Proposed Advertising Solutions Platform

Once a business has signed up for our services, we intend to provide such business with  access to detailed statistics related to their business, industry, specific subscriber list and subscribers within a particular zip code and surroundings zip codes that receive text messages for a given industry. Subscribing businesses will be able to use these statistics to make informed decisions on how to send their text messages. Once a subscribing business is ready to send an SMS blast to opt-in users, they will also be able to navigate to the SMS blast page of their profile to create their own blast.

Subscriber Back End SMS Blast Page:

Image copyright 2011 MarketingMobileText, Inc.

Within this page, subscribing businesses will have the ability to view the number of people that will receive the text message as well as how many remaining messages the subscriber has for the month. The business may also upload and attach a picture to their text message. Businesses will also have the option to select whether their message is a coupon or special with an expiration time. If the coupon/special button is not clicked, the subscriber will be asked to review the SMS blast they just created before submitting the blast. Once the SMS is submitted, a basic text message will be sent to all opt-in users within the demographic that the subscribing business chose.

If the coupon/special button is clicked, they will be prompted to insert a timeframe for the coupon/special before proceeding to the review page. Upon reviewing and submitting the SMS blast, our system will automatically create a coupon and include a hyperlink to that coupon within the text message.

Upon launching our platform, we intend to offer four different advertising solutions that will include increasing levels of text messages and marketing materials. Each solution will include login information that will allow the subscribing business access to their own profile within our website, and allow them to create and send their own text messages to clientele. The four solutions that we intend to offer are described below:

Option 1: This option will be our most cost effective solution, which includes the fewest number of SMS messages each month. This solution will include up to 2,000 messages at no additional charge. If the 2,000 SMS threshold is reached, there will be a charge for every SMS thereafter. This option only allows the subscribing business the ability to send its messages to clientele that opt-in to receive that business' specific messages; subscribers will not be allowed to send messages to users that opt into the industry and zip code in which the subscribing business operates. This will help to limit the number of messages sent so that the subscribing business does not easily go over their 2,000-message limit.

We believe that this option will be best suited for businesses with low volume updates and/or advertising each month, such as local medical/dental offices to remind patients of appointment dates or higher end restaurants to remind customers of reservations or inform of special offers.

Option 2: This option will include 5,000 text messages, and will allow subscribing businesses the ability to send messages to users that are signed up to receive messages from a general industry sector as well as customers that opt into their specific business. As with the previous option, if the 5,000 SMS threshold is reached, there will be a charge for every SMS thereafter. This option would be best suited for offices and businesses with higher volume, or businesses looking to test coupons and specials to a moderately sized audience.

Option 3: This option will include 10,000 text messages, and will also allow subscribing businesses the ability to send messages to users that are signed up to receive messages from a general industry sector. As with the previous options, if the 10,000 SMS threshold is reached, there will be a charge for every SMS thereafter. This option will also include marketing materials for the subscribing business to display and promote their ability to send SMS advertisements to opt-in end-users. The marketing materials that we provide to the subscribing business will include window stickers, table displays, postcards fliers, and more. A subscribing business will be able to purchase additional marketing materials for a moderate fee.

This option would be best suited for establishments with high volume that frequently send out coupons, specials or updates to thousands of people at once. This option could also greatly benefit a new business looking for a cost effective advertising solution that will allow them to promote their company to thousands of people within their target market.

Option 4: This option will include 20,000 text messages, and will also allow subscribing businesses the ability to send messages to users that are signed up to receive messages from a general industry sector. As with the previous options, if the 20,000 SMS threshold is reached, there will be a charge for every SMS thereafter; however, the cost for each additional SMS will cost less than the previous options. This option will also include marketing materials for the subscribing business to display and promote their SMS advertisements. The marketing materials that we provide to the subscribing business will include window stickers, table displays, postcards fliers, and more. A subscribing business can request additional marketing materials at no extra cost to the subscriber.

This option would also be best suited for establishments with high volume that frequently send our coupons, specials or updates to thousands of people at once.

MarketingMobileText for opt-in users:

It is our hope that any wireless telephone user that has text message capabilities will be able to opt into our services via their mobile phone or through our website to start receiving SMS advertisements from businesses of their choosing. Users that opt into our services via their mobile phone will need access to the Internet in order to complete their MarketingMobileText registration. If a user signs up to receive SMS advertisements through our website, they will be prompted through the signup process to complete their registration. We hope to set up our website so that opt-in users can utilize our services in the following way:

By registering for our text messaging services, users will complete a brief questionnaire that will inform our system of what messages each user would like to receive. Users may visit our website at any time to update or change the SMS settings. The homepage of our website will automatically direct a user to the area in which they reside, and will include new and featured businesses within that area. Through our website, users will be able to opt into specific businesses advertisements with just a click of a button. Imagine this scenario for an SMS recipient: It is an hour before your lunch break, and the owner of your favorite restaurant decides to offer a lunch special for the day. So, you receive a text message from that restaurant and end up saving money on your lunch. The SMS blast will look similar to the below image:

Image copyright 2011 MarketingMobileText, Inc.

Plan of Operations

Assuming we are able to successfully raise funding from the sale of our securities, we will begin Phase 2 of our business plan. In order to initiate Phase 2 of our operations, we will have to raise enough money to hire at least one website/software developer. However, it is our goal to hire two full-time developers to begin the development of our website and advertising platform.

While our mobile marketing solutions platform is being developed, we will begin the initial preparations for the launch of our platform and website. Assuming we are able to raise the funds needed to reach Phase 2 of Phase 2 of our business plan and development, Phase 2 will include:

1.

Raising capital – We will begin raising funding through the sale of our securities. We believe the expenses involved with becoming a public company will be approximately $45,000.

2.

Platform development – We plan to hire two full-time website/software developers to begin the construction of our marketing platform and website. The development of our platform and website will entail the bulk of Phase 2. We plan to allocate $50,000 for the salary of each of our developers. At this time we will also allocate $10,000 to purchase servers and hosting for our planned website and marketing platform.

3.

Hire additional staff – When our platform is near completion, we will begin hiring additional staff to prepare for our launch. We plan to hire two full-time sales representatives to begin selling our services to businesses within our local area. We plan to offer our sales representatives $32,500 per year plus a commission-based bonus plan. We will also plan to hire two full-time marketing representatives to begin work on a hire energy marketing scheme for our launch. We will allocate $40,000 for the salary of each marketing representative, and up to $200,000 on marketing materials. We will use the marketing ideas of our President, Kelly Storms, as set forth in our “Marketing Strategy” section. However, we will look to our new employees to come up with new and innovative ways to promote our Company.

4.

Beta testing – Once our platform is fully developed, and our sales and marketing team are in place, we will begin beta testing our website and marketing platform. This will complete Phase 2 of our development, and lead to the third phase in our operations.

Phase 3 of our business plan and development will be defined by the launch and marketing of our website and mobile marketing solutions to the general public. Phase 3 shall be characterized by the following:

1.

Acquisition of advertising clients – When we are ready to offer our marketing services to the public, we intend to launch a marketing campaign ourselves in order to promote our services to potential advertising clients. We will also offer six months of free, unlimited SMS marketing to the first 100 businesses that sign up for our services.

2.

Acquisition of users – When we are ready to offer our marketing services to the public, we will also launch a marketing campaign to promote our services to potential users, so that we may rapidly grow our user base so that we may have enough users for potential advertising clients to deem our services valuable.

In order to complete Phase 3 of our business plan, we will rely heavily on the management skills of our President. She will have to work closely with our sales and marketing team to make sure that there is constant communication between each. The sales of our services will be directly related to the work that our marketing team is providing. In the months that follow our launch, the work of our website developers will be critical as well. We hope to be in a phase of rapid growth, and our developers will be working hard to provide constant updates to our site, and fix any bugs that may occur. Our President will have to work hard to keep all components of our business on track.

Marketing Strategy

We have begun initial market research and anticipate conducting in depth market research to develop a marketing strategy that could launch our Company and provide us with rapid growth if executed properly and with the right staffing. According to BIA/Kelsey, more than half of U.S. mobile advertising spending is local. Local mobile advertising includes advertisements that target users in specific locations or contain location-specific calls to action. Initially, we will focus heavily on local businesses and generate local consumers by promoting our opt-in text messages. Furthermore, according to the book “Marketing in the Moment,” written by Michael Tasner, only 6% of businesses are doing any type of mobile marketing. We would like to market our services to local businesses and tap into this industry before it becomes impacted and over-saturated with companies offering SMS marketing services.

We plan to focus on three key factors when marketing our services to local businesses:

Timing – With the ever-expanding market of mobile (and smartphone) users now is the time to make the most out of mobile marketing. The competition is small at this point, and businesses can create a presence before it gets cluttered.

Integration – Mobile phone users are doing more and more on their phones, especially with the rise in smartphone sales. If a business is at all serious about a comprehensive and integrated marketing strategy for their company, mobile marketing has to be a part of it.

Consumers – According to Google, Inc.'s independent research, 74% of smartphone users have made a purchase as a result of using a smartphone. Businesses can put their products and services in front of their target market of consumers quickly and easily.

How our sales representatives promote our services to each business will differ depending on the type of business because the mobile marketing needs of each potential client will differ based on the type of business. For example, a fast food restaurant may want to send out a message every other school day if they are close to an active high school, while a high end steak house may only want to send out an offer every 10-15 days. Also, lunch hotspots may send out lunch offers 90 minutes before the lunch hour. If a business notices they get a rush around 11:40am, then most of their guests are likely to start a lunch break at 11:30am.

Growth Strategy

Initially, our target customers will be those local businesses within Los Angeles and Long Beach who do not already use mobile marketing solutions. As we grow our client and end-user base, we hope to gain the attention of clients who have existing mobile marketing providers, and switch them over to our services. However, until such time as we have begun substantive operations we will not be able to adequately assess what portions of our strategy for growth will be most appropriate. However, we envision our success being attributable to our ability to:

-

attract new clients and end-users more quickly than other advertising solutions providers by providing clients with a solution that can be regulated by the business itself, and by providing end-users with a free, opt-in text messaging service which will provide them with updates on businesses and industry sectors of their choosing;

-

sustain lower operating costs per customer compared to other advertising solutions providers by having all website development and marketing done by in-house staff. As we grow, it is our belief that an increasing number of businesses will sign up for our services via our website, which will decrease our clients acquisition costs; and,

-

deploy our capital more effectively by building our products and services base to cover a wide range of styles and service plans to suit a wide range of potential subscribing businesses. We will need to effectively listen and adjust to the needs of businesses and the wants on end-users.

Competition

The market for selling mobile SMS advertising solutions is a relatively new, yet growing industry. Our Company will compete for the sales of SMS advertising solutions with many up-and-coming mobile advertising solutions providers. We expect to compete with these other service providers principally on the bases of the quality of services we will be able to offer and our Company's ability to acquire and retain personnel to market and sell our proposed services. Our Company will also compete on the bases of service price. Our principal competitors include BoomText, CellIt, ExpressText, MobileStorm, Text SMS Marketing and SMS Marketing, all of which offer services similar to our proposed services. Numerous other second tier resellers are entering into the marketplace, consisting of independent marketing consultants who are reselling and not operating their own SMS platform.

We anticipate that most, if not all, of our competitors will initially have greater name and brand recognition and access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our competitors may be able to purchase equipment, supplies and services at lower prices than us in the initial stages of our development. As a result, our operations may be significantly and negatively impacted by our larger, more established competitors. Once we commence Phase 2 of our operations, if we are not able to generate enough revenue by attracting new and existing subscribing advertising  businesses and/or by enticing users to opt into our services, we may be forced to cease operations.

Our ability to compete successfully will depend, in part, on the quality of our services, size of our database of opt-in end-users, customer service, as well as our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, changes in consumer preferences, demographic trends, economic conditions, and pricing strategies of competitors. As a result of competition, we may be required to:

•

increase overall spending to ensure we are offering the best quality products and services to our customers;

•

continually assess and evaluate our service plans and other offers to ensure that we are offering the most compelling and affordable products and services; and,

•

increase our advertising, promotional spending, commissions and other subscriber acquisition costs.

Government Regulation

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We will post privacy policies and practices concerning the collection, use and disclosure of subscriber data on our website and future applications. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Employees and Consultants

As of the date of this filing, the Company has no full time employees other than our sole officer and director, Ms. Storms. We currently rely on Ms. Storms to manage all aspects of our business. Ms. Storms has committed to devote up to 60 hours per week to our Company. We plan to use third-party developers to assist in the production of our proposed website platform. We intend to add staff as the Company grows. Any such additions will be made at the judgment of management to meet the Company's then current needs.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We currently are using a portion of our Chief Executive Officer’s home as our corporate headquarters, this space is located at 501 Santiago Avenue, Long Beach, CA 90814 and we are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of January 9, 2013, the Company has not begun trading on the OTCBB.

Record Holders

As of January 9, 2013, an aggregate of 10,400,000 shares of our Common Stock were issued and outstanding and were owned by approximately 26 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	September 30, 2012 $	September 30, 2011 $
Current Assets	18,400	1,507
Current Liabilities	85,191	16,149
Working Capital (Deficit)	(66,791)	(14,642)

Cash Flows

	Year Ended September 30, 2012 $	From August 31, 2011 (Date of Inception) to September 30, 2011 $
Cash Flows from (used in) Operating Activities	(53,062)	(8,478)
Cash Flows from (used in) Financing Activities	69,955	9,985
Net Increase (decrease) in Cash During Period	16,893	1,507

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the year ended September 30, 2012, the Company recorded operating expenses of $88,915 compared with $14,478 for the period from August 31, 2011 (date of inception) to September 30, 2011.  The increase in operating expenses was attributed to the fact that the Company had a full year of operations in 2012 compared with only 34 days in fiscal 2011, including $51,000 increase in professional fees due to costs incurred for the SEC registration process and subsequent SEC filing requirements, $11,000 increase in management fees at a rate of $1,000 per month to the President and Director of the Company, and $12,437 increase in general and administrative expenses.

Net loss for the year ended September 30, 2012 was $92,149 compared with $14,642 for the period from August 31, 2011 (date of inception) to September 30, 2011.  In addition to operating expenses, the Company incurred $3,234 of interest expense in fiscal 2012 compared with $164 of interest expense in fiscal 2011 relating to accrued interest on notes payable issued to non-related parties which were unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at September 30, 2012, the Company’s cash balance and total assets were $18,400 compared to $1,507 as at September 30, 2011. The increase in cash and total assets was attributed to the issuance of common shares for proceeds of $40,000 and issuance of notes payable for proceeds of $29,955 of which amounts were still unspent as at September 30, 2012.

As at September 30, 2012, the Company had total liabilities of $85,191 compared with total liabilities of $16,149 as at September 30, 2011.

As at September 30, 2012, the Company has a working capital deficit of $66,791 compared with $14,642 at September 30, 2011 and the increase in the working capital deficit is attributed to the use of funds financed from related parties for operating activities.

Cashflow from Operating Activities

During the year ended September 30, 2012, the Company used $53,062 in cash for operating activities compared with $8,478 for the period from August 31, 2011 (date of inception) to September 30, 2011.  The increase in cash used for operating activities is due to a full year of operations in fiscal 2012 compared with fiscal 2011.

Cashflow from Investing Activities

During the years ended September 30, 2012 and 2011, the Company did not incur any investing activities.

Cashflow from Financing Activities

During the year ended September 30, 2012, the Company received $69,955 in financing activities attributed to $29,955 in net financing from notes payable and $40,000 from issuance of common shares compared with $9,985 during the period from August 31, 2011 (date of inception) to September 30, 2011 which was from issuance of notes payable to a related party.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MarketingMobileText, Inc.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

For the years ended September 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MarketingMobileText, Inc.

We have audited the accompanying balance sheets of MarketingMobileText, Inc., as of September 30, 2012 and 2011and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from August 31, 2011 (date of inception) through September 30, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of MarketingMobileText, Inc., as of September 30, 2012 and 2011, and from inception on August 31, 2011 through September 30, 2012, and the results of their operations and cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $106,791 for the period from inception through September 30, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

January 9, 2013

MarketingMobileText, Inc.

(A Development Stage Company)

Balance Sheet

(Expressed in US dollars)

	September 30, 2012 $	September 30, 2011 $

ASSETS

Cash	18,400	1,507

Total Assets	18,400	1,507

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	32,251	5,164
Due to related parties	13,000	1,000
Notes payable – related party	39,940	9,985

Total Liabilities	85,191	16,149

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 10,400,000 and 10,000,000 common shares, respectively

	10,400	10,000

Additional paid-in capital	29,600	(10,000)

Accumulated deficit during the development stage	(106,791)	(14,642)

Total Stockholders’ Deficit	(66,791)	(14,642)

Total Liabilities and Stockholders’ Deficit	18,400	1,507

(The accompanying notes are an integral part of these financial statements)

MarketingMobileText, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the year ended September 30, 2012 $	For the period from August 31 2011 (Date of Inception) to September 30, 2011 $	Accumulated from August 31, 2011(Date of Inception) to September 30, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	15,915	3,478	19,393
Management fees	12,000	1,000	13,000
Professional fees	61,000	10,000	71,000

Total Operating Expenses	88,915	14,478	103,393

Net loss before other expenses	(88,915)	(14,478)	(103,393)

Other Expenses

Interest expense	(3,234)	(164)	(3,398)

Net Loss	(92,149)	(14,642)	(106,791)
Net Earnings per Share – Basic and Diluted	(0.01)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	10,080,074	10,000,000

(The accompanying notes are an integral part of these financial statements)

MarketingMobileText, Inc.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

	For the year ended September 30, 2012 $	For the period from August 31, 2011 (date of inception) to September 30, 2011 $	Accumulated from August 31, 2011 ( Date of Inception) to September 30, 2012 $

Operating Activities

Net loss	(92,149)	(14,642)	(106,791)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	27,087	5,164	32,251
Due to related parties	12,000	1,000	13,000

Net Cash Used In Operating Activities	(53,062)	(8,478)	(61,540)

Financing Activities

Proceeds from related party	29,955	9,985	39,940
Proceeds from issuance of common shares	40,000	–	40,000

Net Cash Provided by Financing Activities	69,955	9,985	79,940

Increase in Cash	16,893	1,507	18,400

Cash – Beginning of Period	1,507	–	–

Cash – End of Period	18,400	1,507	18,400

Non-cash investing and financing activities

Shares issued for founders’ shares	–	10,000

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

MarketingMobileText, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From August 31, 2011 (Date of Inception) to September 30, 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – August 31, 2011 (Date of Inception)	–	–	–	–	–

Issuance of founders’ shares	10,000,000	10,000	(10,000)	–	–

Net loss for the period	–	–	–	(14,642)	(14,642)

Balance – September 30, 2011	10,000,000	10,000	(10,000)	(14,642)	(14,642)

Issuance of shares for cash	400,000	400	39,600	–	40,000

Net loss for the year	–	–	–	(92,149)	(92,149)

Balance – September 30, 2012	10,400,000	10,400	29,600	(106,791)	(66,791)

(The accompanying notes are an integral part of these financial statements)

MarketingMobileText, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

MarketingMobileText, Inc. (the “Company”) was incorporated in the state of Nevada on August 31, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $106,791. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2012 and 2011, the Company did not have any potentially dilutive shares.

MarketingMobileText, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of September 30, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

g)

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

MarketingMobileText, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

3.

Notes Payable

a)

On August 31, 2011, the Company issued a $9,985 promissory note to the President of the Company. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As of September 30, 2012, the Company recorded accrued interest of $1,165 (2011 - $164) in accounts payable and accrued liabilities.

b)

On October 25, 2011, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand.  As of September 30, 2012, the Company recorded accrued interest of $936 (2011 - $nil) in accounts payable and accrued liabilities.

c)

On December 20, 2011, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand.  As of September 30, 2012, the Company recorded accrued interest of $782 (2011 - $nil) in accounts payable and accrued liabilities.

d)

On March 27, 2012, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand.  As of September 30, 2012, the Company recorded accrued interest of $514 (2011 - $nil) in accounts payable and accrued liabilities.

4.

Common Shares

a)

On July 18, 2012, the Company issued 400,000 common shares at $0.10 per share for proceeds of $40,000.

b)

On August 31, 2011, the Company issued 10,000,000 common shares as founders’ shares to the President and Director of the Company for services rendered.

5.

Related Party Transactions

a)

During the year ended September 30, 2012, the Company incurred $12,000 (2011 - $1,000) of management fees to the President and Director of the Company.

b)

As of September 30, 2012, the Company owed $13,000 (2011 - $1,000) to the President and Director of the Company for financing of day-to-day operations and management fees.

6.

Income Taxes

The Company has $106,791 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at September 30, 2012 and 2011, the Company had no uncertain tax positions.

	September 30, 2012 $	September 30, 2011 $

Net loss before taxes	(92,149)	(14,642)
Statutory rate	34%	34%

Computed expected tax recovery	31,331	4,978
Valuation allowance	(31,331)	(4,978)

Income tax provision	–	–

MarketingMobileText, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

6.

Income Taxes (continued)

The significant components of deferred income taxes and assets as at September 30, 2012 and 2011 are as follows:

	2012 $	2011 $

Net operating losses carried forward	36,309	4,978

Valuation allowance	(36,309)	(4,978)

Net deferred income tax asset	–	–

As at September 30, 2012, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

7.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of September 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at September 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to Address Deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Kelly Storms	42	CEO, CFO, President, Treasurer, Secretary, & Director	August 26, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders and until his/her respective successor is elected and qualified, or until he/she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

KELLY STORMS - In 1995, Ms. Storms graduated from Ryerson University in Canada, with a degree in Marketing.  Ryerson is home to Canada’s largest undergraduate business school.  Coming from a family that has always owned their own businesses, Ms. Storms has always had an entrepreneurial spirit.  With this spirit she has established two private companies.  The first of her endeavors was Cruise Crew Transfer (“Cruise Crew”), a transportation company that facilitated all ground movements of crew members either joining/departing the ship or on berthing days any and all business related movements that needed to occur.  Ms. Storms was co-founder and President of Cruise Crew from 1995 until 1999.  In early 1999, she co-founded and was Vice President of Anchor and its subdivision, Gateway Guest Services, but these were later acquired by TMS in June of 2009, thus becoming TMS Anchor (“TMS”). From June 2009 until present, Ms. Storms has been Vice President of TMS Cruise Divisions in Canada and the United States, which includes TMS Anchor, TMS Gateway, and TMS Gateway Tours. As Vice President she is responsible for all ground hotel operations for most of the major cruise lines, including but not limited to meet and greets of passengers at major airports and ocean terminals and coordinating their, and their luggage, movement to the ship they are to sail on.  TMS also markets all local attractions of all cruise cities by establishing and manning information booths at both airports and ship terminals to assist travelers with their plans. As Vice President Ms. Storms has been heavily involved in the coordination and planning between TMS Anchor, the cruise ship, Government officials (Customs and Immigration) the transportation companies, travel agencies and all local and non local vendors/businesses that would like their product or service marketed to the cruising passengers or crew.  TMS has been steadily growing and expanding since its inception and is continuing to flourish today. It is through the marketing side of TMS Anchor that Ms. Storms has been able to recognize the value of a product such as MarketingMobiletext.com could be extremely useful to business owners in any market when trying to communicate with existing and potential users of their product or service.  As Vice President of TMS, Ms. Storms makes her own schedule and has a very flexible work environment; therefore, she can devote time both during the week and on the weekend to TMS and to our Company, as needed. Ms. Storms has committed to devote up to 60 hours per week to the Company initially, and will devote additional time as required by the Company.

Identification of Significant Employees

We have no significant employees other than Ms. Kelly Storms, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and was filed with the SEC on December 21, 2011 as part of the Company’s Registration Statement on Form S-1 that is incorporated by reference hereto as Exhibit 14.01.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended September 30, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 9/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly Storms (1) President, CEO, CFO, Treasurer, Secretary, and Director	2012	12,000(1)	-0-	-0-	-0-	-0-	-0-	-0-	12,000
	2011	4,000(1)	-0-	10,000(2)	-0-	-0-	-0-	-0-	14,000

Notes to Summary Compensation Table:

(1)

Pursuant to a Management Agreement dated October 5, 2011 and made effective August 31, 2011, Ms. Storms has agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period beginning on the Effective Date, and thereafter the Term shall be automatically extended for successive one-year periods unless and until such time as either Ms. Storms or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, Ms. Storms shall receive a monthly fee of $1,000 per calendar month. Such fee shall be payable on the first day of each calendar quarter. The fees due and owing Ms. Storms will not have a current impact on our liquidity and capital resources as all compensation due and owing Ms. Storms is being accrued and deferred until such time that Ms. Storms, in her sole discretion, believes it to be in the best interest of the Company to pay any such amounts due and owing. There are no annuity, pension or retirement benefits proposed to be paid to our current officer and director and employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

(2)

The stock awards to Ms. Storms were issued beginning August 31, 2011 in connection with the formation of the Company. This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended September 30, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of January 9, 2013, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Kelly Storms (3) 501 Santiago Avenue Long Beach, CA 90814	Common	10,000,000	96.15%
All Officers and Directors as a Group (1 Person)	Common	10,000,000	96.15%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 10,400,000 issued and outstanding shares of Common Stock as of January 9, 2013.

(3)

Ms. Kelly Storms is the Company’s President, CEO, CFO, Treasurer, Secretary and a Director.  Her beneficial ownership includes 10,000,000 Common Shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended September 30, 2012, the Company incurred $12,000 (2011 - $1,000) of management fees to the President and Director of the Company.

As of September 30, 2012, the Company owed $13,000 (2011 - $1,000) to the President and Director of the Company for financing of day-to-day operations and management fees.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Kelly Storms is not an independent director because she is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended September 30, 2012	Year Ended September 30, 2011
Audit fees	$6,000	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$6,000	$0

Audit Fees

During the fiscal year ended September 30, 2012, we incurred approximately $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2012.

During the fiscal year ended September 30, 2011, we incurred approximately $nil in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended September 30, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended September 30, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended September 30, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $nil, respectively.

PART IV

ITEM 15.

EXHIBITS.

(d)

Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
3.03	Bylaws	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.01	Management Agreement dated October 5, 2011 between the Company and Kelly Storms.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Kelly Storms dated October 5, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Kelly Storms dated December 15, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.04	Promissory Note between the Company and Kelly Storms dated January 24, 2012.	Filed with the SEC on February 2, 2012, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Kelly Storms dated April 18, 2012.	Filed with the SEC on May 21, 2012, as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETINGMOBILETEXT, INC.

Dated:  January 14, 2013

/s/ Kelly Storms

By: Kelly Storms

Its: President, Principal Executive Officer & Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  January 14, 2013

/s/ Kelly Storms

By: Kelly Storms - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.