Form 10-Q
period 2012-12-31
MARKETINGMOBILETEXT, INC.
filed 2013-02-14
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes      X .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes    X .  No

As of February 7, 2013, there were 10,400,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “MMTX”, “we”, “us” and “our” are references to MarketingMobileText, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MarketingMobileText, Inc.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

For the period ended December 31, 2012

Condensed Balance Sheets

4

Condensed Statements of Operations

5

Condensed Statements of Cash Flows

6

Notes to the Condensed Financial Statements

7

MarketingMobileText, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	December 31, 2012 $ (unaudited)	September 30, 2012 $

ASSETS

Cash	3,340	18,400

Total Assets	3,340	18,400

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	48,260	32,251
Due to related party	16,000	13,000
Notes payable – related party	39,940	39,940

Total Liabilities	104,200	85,191

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 10,400,000 common shares, respectively	10,400	10,400

Additional paid-in capital	29,600	29,600

Accumulated deficit during the development stage	(140,860)	(106,791)

Total Stockholders’ Deficit	(100,860)	(66,791)

Total Liabilities and Stockholders’ Deficit	3,340	18,400

(The accompanying notes are an integral part of these condensed financial statements)

MarketingMobileText, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended December 31, 2012 $	For the three months ended December 31, 2011 $	Accumulated from August 31, 2011 (Date of Inception) to December 31, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	15,062	10,737	34,455
Management fees	3,000	3,000	16,000
Professional fees	15,000	9,500	86,000

Total Operating Expenses	33,062	23,237	136,455

Net loss before other expenses	(33,062)	(23,237)	(136,455)

Other Expenses

Interest expense	(1,007)	(471)	(4,405)

Net Loss	(34,069)	(23,708)	(140,860)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	10,400,000	10,000,000

(The accompanying notes are an integral part of these condensed financial statements)

MarketingMobileText, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the three months ended December 31, 2012 $	For the three months ended December 31, 2011 $	Accumulated from August 31, 2011 (Date of Inception) to December 31, 2012 $

Operating Activities

Net loss	(34,069)	(23,708)	(140,860)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	16,009	8,916	48,260
Due to related party	3,000	3,000	16,000

Net Cash Used In Operating Activities	(15,060)	(11,792)	(76,600)

Financing Activities

Proceeds from related party	–	19,970	39,940
Proceeds from issuance of common shares	–	–	40,000

Net Cash Provided by Financing Activities	–	19,970	79,940

Increase (decrease) in Cash	(15,060)	8,178	3,340

Cash – Beginning of Period	18,400	1,507	–

Cash – End of Period	3,340	9,685	3,340

Non-cash investing and financing activities

Shares issued for founders’ shares	–	–	10,000

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

MarketingMobileText, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

MarketingMobileText, Inc. (the “Company”) was incorporated in the state of Nevada on August 31, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $140,860. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is September 30.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

MarketingMobileText, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2012, and September 30, 2012, the Company did not have any potentially dilutive shares.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2012, and September 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

MarketingMobileText, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

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

3.

Notes Payable

a)

On August 31, 2011, the Company issued a $9,985 promissory note to the President of the Company. Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand. As of December 31, 2012, the Company recorded accrued interest of $1,417 (September 30, 2012 - $1,165) in accounts payable and accrued liabilities.

b)

On October 25, 2011, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand.  As of December 31, 2012, the Company recorded accrued interest of $1,187 (September 30, 2012 - $936) in accounts payable and accrued liabilities.

c)

On December 20, 2011, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand.  As of December 31, 2012, the Company recorded accrued interest of $1,034 (September 30, 2012 - $782) in accounts payable and accrued liabilities.

d)

On March 27, 2012, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand.  As of December 31, 2012, the Company recorded accrued interest of $766 (September 30, 2012 - $514) in accounts payable and accrued liabilities.

4.

Related Party Transactions

a)

During the period ended December 31, 2012, the Company incurred $3,000 (2011 - $3,000) of management fees to the President and Director of the Company. These amounts have been recorded in Due to related party at December 31, 2012 and September 30, 2012 in the amounts of $16,000 and $13,000, respectively.

5.

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

RESULTS OF OPERATIONS

Working Capital

	December 31,	September 30,
	2012 $	2012 $
Current Assets	3,340	18,400
Current Liabilities	104,200	85,191
Working Capital (Deficit)	(100,860)	(66,791)

Cash Flows

	Three months ended December 31, 2012 $	Three months ended December 31, 2011 $
Cash Flows used in Operating Activities	(15,060)	(11,792)
Cash Flows from Financing Activities	-	19,970
Net Increase (decrease) in Cash During Period	(15,060)	8,178

Operating Revenues

For the period from August 31, 2011 (date of inception) to December 31, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended December 31, 2012, the Company incurred operating expenses of $33,062 compared to $23,237 for the three months ended December 31, 2011.  The increase in operating expenses were attributed to an increase of $5,500 in professional fees as the Company incurred additional accounting, audit, and legal fees relating to their SEC filing requirements, and an increase of $4,325 in general and administrative costs as the Company had higher office expenses during the period.

For the three months ended December 31, 2012, the Company recorded a net loss of $34,069 compared to $23,708 for the three months ended December 31, 2011.  In addition to operating expenses, during the period ended December 31, 2012, the Company incurred $1,007 of interest expense relating to accrued interest for outstanding notes payable of $39,940 which is due interest at 10% per annum compared with $471 for the three months ended December 31, 2011.

For the three months ended December 31, 2012 and 2011, the Company had a net loss per share of $nil per share.

Liquidity and Capital Resources

As at December 31, 2012, the Company had cash and total assets of $3,340 compared with cash and total assets of $18,400 as at September 30, 2012.  The decrease in cash and total assets was attributed to lower amounts of financing received during the quarter.

As at December 31, 2012, the Company had total liabilities of $104,200 compared with $85,191 as at September 30, 2012.  The increase in liabilities were attributed to $16,009 increase in accounts payable and accrued liabilities due to the fact that the Company had insufficient cash flow to repay outstanding obligations on a timely basis, and $3,000 increase in amounts due to related parties for unpaid management fees.

During the three months ended December 31, 2012, the Company did not issue any equity instruments.

Cashflow from Operating Activities

During the period ended December 31, 2012, the Company used $15,060 of cash for operating activities compared with $11,792 during the period ended December 31, 2011.  The increase is attributed to the fact that the Company incurred more professional fees and out-of-pocket costs which were repaid by funds contributed from the President and Director of the Company.

Cashflow from Investing Activities

During the period from August 31, 2011 (date of inception) to December 31, 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended December 31, 2012, the Company received $nil in proceeds from financing activities compared with $19,970 during the period ended December 31, 2011 from the President and Director of the Company in new notes payable which are unsecured, bear interest at 10% per annum, and due on demand.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.01	Management Agreement dated October 5, 2011 between the Company and Kelly Storms.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Kelly Storms dated October 5, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Kelly Storms dated December 15, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.04	Promissory Note between the Company and Kelly Storms dated January 24, 2012.	Filed with the SEC on February 2, 2012, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Kelly Storms dated April 18, 2012.	Filed with the SEC on May 21, 2012, as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MARKETINGMOBILETEXT, INC.

Dated: February 14, 2013	/s/ Kelly Storms
By: Kelly Storms
Its: President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director