Form 10-Q
period 2013-03-31
MARKETINGMOBILETEXT, INC.
filed 2013-05-20
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

As of May 10, 2013, there were 10,400,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the period ended March 31, 2013

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to the Condensed Financial Statements	7

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	March 31, 2013 $ (unaudited)	September 30, 2012 $

ASSETS

Cash	–	18,400

Total Assets	–	18,400

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	47,680	32,251
Due to related party	19,000	13,000
Notes payable – related party	42,100	39,940

Total Liabilities	108,780	85,191

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 10,400,000 common shares

	10,400	10,400

Additional paid-in capital	29,600	29,600

Accumulated deficit during the development stage	(148,780)	(106,791)

Total Stockholders’ Deficit	(108,780)	(66,791)

Total Liabilities and Stockholders’ Deficit	–	18,400

(The accompanying notes are an integral part of these condensed financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2013 $	For the three months ended March 31, 2012 $	For the six months ended March 31, 2013 $	For the six months ended March 31, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to March 31, 2013 $

Revenues	–	–	–	–	–

Operating Expenses

General and administrative	436	1,065	15,498	11,802	34,891
Management fees	3,000	3,000	6,000	6,000	19,000
Professional fees	3,500	18,000	18,500	27,500	89,500

Total Operating Expenses	6,936	22,065	39,998	45,302	143,391

Net loss before other expenses	(6,936)	(22,065)	(39,998)	(45,302)	(143,391)

Other Expenses

Interest expense	(984)	(760)	(1,991)	(1,231)	(5,389)

Net Loss	(7,920)	(22,825)	(41,989)	(46,533)	(148,780)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	10,400,000	10,000,000	10,400,000	10,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the six months ended March 31, 2013 $	For the six months ended March 31, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to March 31, 2013 $

Operating Activities

Net loss	(41,989)	(46,533)	(148,780)

Adjustments to reconcile net loss to net cash

Used by operating activities:
Expenses paid on behalf of the Company by a related party	5,500	–	5,500

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	15,429	17,796	47,680
Due to related party	6,000	6,000	19,000

Net Cash Used In Operating Activities	(15,060)	(22,737)	(76,600)

Financing Activities

Proceeds from notes payable – related party	–	29,955	39,940
Payments on notes payable – related party	(3,340)	–	(3,340)
Proceeds from issuance of common shares	–	–	40,000

Net Cash Provided by Financing Activities	(3,340)	29,955	83,280

Increase (decrease) in Cash	(18,400)	7,218	–

Cash – Beginning of Period	18,400	1,507	–

Cash – End of Period	–	8,725	–

Non-cash investing and financing activities

Shares issued for founders’ shares	–	–	10,000

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

Marketing Mobile Text, Inc.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2013, the Company has not recognized any revenue, and has an accumulated deficit of $148,780. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is September 30.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2013 and September 30, 2012, the Company did not have any potentially dilutive shares.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2013 and September 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Marketing Mobile Text, Inc.

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

3.

Notes Payable

a)

On August 31, 2011, the Company issued a $9,985 promissory note to the President of the Company. Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand. As of March 31, 2013, the Company recorded accrued interest of $1,663 (September 30, 2012 - $1,165) in accounts payable and accrued liabilities.

b)

On October 25, 2011, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand.  As of March 31, 2013, the Company recorded accrued interest of $1,443 (September 30, 2012 - $936) in accounts payable and accrued liabilities.

c)

On December 20, 2011, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand.  As of March 31, 2013, the Company recorded accrued interest of $1,280 (September 30, 2012 - $782) in accounts payable and accrued liabilities.

d)

On March 27, 2012, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand.  As of March 31, 2013, the Company recorded accrued interest of $1,012 (September 30, 2012 - $514) in accounts payable and accrued liabilities.

e)

On February 15, 2013, the Company had $5,500 of expenses paid on its behalf by issued the President of the Company. The Company has since made a cash payment of $3,340 on this balance. The remaining balance of $2,160 is unsecured, non-interest bearing, and is due on demand.

4.

Related Party Transactions

During the six months ended March 31, 2013, the Company incurred $6,000 (March 31, 2012 - $6,000) of management fees to the President and Director of the Company. These amounts have been recorded in due to related party and as at March 31, 2013, the Company owes $19,000 (September 30, 2012 - $13,000) which is unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	September 30,
	2013 $	2012 $
Current Assets	-	18,400
Current Liabilities	108,780	85,191
Working Capital (Deficit)	(108,780)	(66,791)

Cash Flows

	Six months ended March 31, 2013 $	Six months ended March 31, 2012 $
Cash Flows used in Operating Activities	(15,060)	(22,737)
Cash Flows from Financing Activities	(3,340)	29,955
Net Increase in Cash During Period	(18,400)	7,218

Operating Revenues

For the period from August 31, 2011 (date of inception) to March 31, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the six months ended March 31, 2013, the Company incurred operating expenses of $39,998 compared to $45,302 for the six months ended March 31, 2012.  The change was due to a $9,000 decrease in professional fees as the Company had lower legal fees, and offset by an increase of $3,696 in general administrative expenses as the Company incurred more transfer agent costs compared to prior year.

For the six months ended March 31, 2013, the Company recorded a net loss of $41,989 compared with $46,533 for the six months ended March 31, 2012.  In addition to operating expenses, the Company incurred $1,991 of interest expense relating to accrued interest for outstanding notes payable of $39,940 which is due interest at 10% per annum.

For the six months ended March 31, 2013 and 2012, the Company had a net loss of $nil per share.

Liquidity and Capital Resources

As at March 31, 2013, the Company had cash and total assets of $nil compared with cash and total assets of $18,400 as at September 30, 2012.  The decrease in cash and total assets was due to the fact that the Company incurred operating costs without raising any new financing during the year.

As at March 31, 2013, the Company had total liabilities of $108,780 compared with $66,791 as at September 30, 2012.  The increase in liabilities were attributed to $15,429 increase in accounts payable and accrued liabilities due to the fact that the Company had insufficient cash flow to repay outstanding obligations on a timely basis, and $6,000 increase in amounts due to related parties for unpaid management fees.

During the six months ended March 31, 2013 and 2012, the Company did not issue any equity instruments.

Cashflow from Operating Activities

During the period ended March 31, 2013, the Company used $15,060 of cash for operating activities compared with $22,737 during the period ended March 31, 2012.  The increase is attributed to the fact that the Company incurred more professional fees and out-of-pocket costs which were repaid by funds contributed from the President and Director of the Company.

Cashflow from Investing Activities

During the period from August 31, 2011 (date of inception) to March 31, 2013, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended March 31, 2013, the Company made cash payments of $3,340 on related party notes payable, compared with receiving cash proceeds of $29,955 from the President and Director of the Company during the period ended March 31, 2012.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any shares other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any shares other than as previously disclosed.

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

MARKETINGMOBILETEXT, INC.

Dated: May 20, 2013	/s/ Kelly Storms
By: Kelly Storms
Its: President, CEO, CFO, Principal Accounting Officer, Secretary, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 20, 2013	/s/ Kelly Storms
By: Kelly Storms
Its: Director