Form 10-Q
period 2013-06-30
MARKETINGMOBILETEXT, INC.
filed 2013-08-19
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 19, 2013, there were 10,400,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the period ended June 30, 2013

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to the Condensed Financial Statements	7

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	June 30, 2013 $ (unaudited)	September 30, 2012 $

ASSETS

Cash	–	18,400

Total Assets	–	18,400

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	12,373	32,251
Due to related party	25,660	13,000
Notes payable – related party	39,940	39,940

Total Liabilities	77,973	85,191

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 10,400,000 common shares

	10,400	10,400

Additional paid-in capital	29,600	29,600

Accumulated deficit during the development stage	(117,973)	(106,791)

Total Stockholders’ Deficit	(77,973)	(66,791)

Total Liabilities and Stockholders’ Deficit	–	18,400

(The accompanying notes are an integral part of these condensed financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended June 30, 2013 $	For the three months ended June 30, 2012 $	For the nine months ended June 30, 2013 $	For the nine months ended June 30, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to June 30, 2013 $

Revenues	–	–	–	–	–

Operating Expenses

General and administrative	197	2,660	15,695	14,462	35,088
Management fees	3,000	3,000	9,000	9,000	22,000
Professional fees	3,000	7,500	21,500	35,000	92,500

Total Operating Expenses	6,197	13,160	46,195	58,462	149,588

Net loss before other expenses	(6,197)	(13,160)	(46,195)	(58,462)	(149,588)

Other Income (Expenses)

Interest expense	(996)	(996)	(2,987)	(2,227)	(6,385)
Gain on settlement of liabilities	38,000	–	38,000	–	38,000

Total Other Income (Expenses)	37,004	(996)	35,013	(2,227)	31,615

Net Income (Loss)	30,807	(14,156)	(11,182)	(60,689)	(117,973)
Net Earnings per Share – Basic and Diluted	0.00	(0.00)	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	10,400,000	10,000,000	10,400,000	10,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the nine months ended June 30, 2013 $	For the nine months ended June 30, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to June 30, 2013 $

Operating Activities

Net loss	(11,182)	(60,689)	(117,973)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Gain on settlement of liabilities	(38,000)	–	(38,000)
Expenses paid by a related party	7,000		7,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	18,122	20,227	50,373
Due to related party	5,660	9,000	18,660

Net Cash Used In Operating Activities	(18,400)	(31,462)	(79,940)

Financing Activities

Proceeds from notes payable – related party	–	29,955	39,940
Proceeds from issuance of common shares	–	40,000	40,000

Net Cash Provided by Financing Activities	–	69,955	79,940

Increase (decrease) in Cash	(18,400)	38,493	–

Cash – Beginning of Period	18,400	1,507	–

Cash – End of Period	–	40,000	–

Non-cash investing and financing activities

Shares issued for founders’ shares	–	–	10,000

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2013, the Company has not recognized any revenue, and has an accumulated deficit of $117,973. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is September 30.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

a)

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

a)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Marketing Mobile Text, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

a)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2013 and September 30, 2012, the Company did not have any potentially dilutive shares.

a)

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

b)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2013 and September 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable – Related Party

a)

On August 31, 2011, the Company issued a $9,985 promissory note to the President of the Company. Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand. As of June 30, 2013, the Company recorded accrued interest of $1,912 (September 30, 2012 - $1,165) in accounts payable and accrued liabilities.

b)

On October 25, 2011, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand.  As of June 30, 2013, the Company recorded accrued interest of $1,682 (September 30, 2012 - $936) in accounts payable and accrued liabilities.

c)

On December 20, 2011, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand.  As of June 30, 2013, the Company recorded accrued interest of $1,529 (September 30, 2012 - $782) in accounts payable and accrued liabilities.

d)

On March 27, 2012, the Company issued a $9,985 promissory note to the President of the Company.  Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand.  As of June 30, 2013, the Company recorded accrued interest of $1,261 (September 30, 2012 - $514) in accounts payable and accrued liabilities.

4.

Related Party Transactions

a)

During the nine months ended June 30, 2013, the Company had expenses paid on its behalf and incurred management fees to the President and Director of the Company. These amounts have been recorded in due to related party and as at June 30, 2013, the Company owes $25,660 (September 30, 2012 - $13,000) which is unsecured, non-interest bearing, and due on demand.

5.

Gain on Settlement of Liabilities

On June 30, 2013, the Company settled outstanding professional fees of $38,000 for $nil, as the professional services firm ceased operations and was no longer a legal entity.

6.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	September 30,
	2013 $	2012 $
Current Assets	-	18,400
Current Liabilities	77,973	85,191
Working Capital (Deficit)	(77,973)	(66,791)

Cash Flows

	Nine months ended June 30, 2013 $	Nine months ended June 30, 2012 $
Cash Flows used in Operating Activities	(18,400)	(31,462)
Cash Flows from Financing Activities	-	69,955
Net Increase (decrease) in Cash During Period	(18,400)	38,493

Operating Revenues

For the period from August 31, 2011 (date of inception) to June 30, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the nine months ended June 30, 2013, the Company incurred operating expenses of $46,195 compared to $58,462 for the nine months ended June 30, 2012.  The decrease in operating expenses were attributed to $13,500 in professional fees as the Company incurred less legal fees relating to their SEC filing requirements, offset by an increase in general and administrative expenses of $1,233 as the Company had lower office expenses during the period.

For the nine months ended June 30, 2013, the Company recorded a net loss of $11,182 compared to $60,689 for the nine months ended June 30, 2012.  In addition to operating expenses, during the period ended June 30, 2013, the Company incurred $2,987 of interest expense relating to accrued interest for outstanding notes payable of $39,940 which is due interest at 10% per annum compared with$ 2,227 for the period ended June 30, 2012. Furthermore, during the period ended June 30, 2013, the Company recorded a gain on settlement of debt of $38,000 relating to forgiveness of outstanding professional fees.

For the nine months ended June 30, 2013 and 2012, the Company had a net loss per share of $nil and $0.01 per share, respectively.

Liquidity and Capital Resources

As at June 30, 2013, the Company had cash and total assets of $nil compared with cash and total assets of $18,400 as at September 30, 2012.  The increase in cash and total assets were attributed to financing received from notes payable which remain unspent.

As at June 30, 2013, the Company had total liabilities of $77,973 compared with $85,191 as at September 30, 2012.  The decrease in liabilities were attributed to $19,878 decrease in accounts payable and accrued liabilities due to the fact that the Company settled $38,000 of outstanding professional fees that were offset by additional operating expenditures that have not been paid due to insufficient cash flow within the Company.  In addition, there was an increase of $12,660 in amounts due to related parties for outstanding management fees and amounts that were paid by the President and Director of the Company to support ongoing operations.

During the nine months ended June 30, 2013, the Company did not issue any equity instruments.

Cashflow from Operating Activities

During the period ended June 30, 2013, the Company used $18,400 of cash for operating activities compared with $31,462 during the period ended June 30, 2012.  The decrease is attributed to the fact that the Company did not receive any new proceeds from financing during the year and had limited cash flows for operating activities.

Cashflow from Investing Activities

During the period from August 31, 2011 (date of inception) to June 30, 2013, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended June 30, 2013, the Company received $nil in proceeds from financing activities compared with $69,955 during the period ended June 30, 2012 comprised of $29,955 from the issuance of notes payable from related parties, which are unsecured, bears interest at 10% per annum, and is due on demand and $40,000 from the issuance of common shares.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

MARKETINGMOBILETEXT, INC.

Dated: August 19, 2013	/s/ Kelly Storms
By: Kelly Storms
Its: President, CEO, CFO, Principal Accounting Officer, Secretary, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 19, 2013

/s/ Kelly Storms

By: Kelly Storms

Its: Director