Form 10-K
period 2013-09-30
MARKETINGMOBILETEXT, INC.
filed 2014-01-14
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   333-178652

MarketingMobile Text, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3539010
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

445 County Road, 101, Suite E. Yaphank, New York 11980

(Address of principal executive offices)

Registrant’ telephone number including area code   (631) 775-8920

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒    No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files. Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 14, 2014, there were 10,400,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2013 was $0.00 based on the closing price of $0.00 per share as reported on the OTC Bulletin Board on March 31, 2013, the last business day of the Registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this Annual Report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Annual Report.

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (“SEC”), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

As used in this annual report, the terms “MMTX”, “MTI”, “we”, “us”, “Registrant”, “Company” and “our” mean MarketingMobile Text, Inc. unless otherwise indicated.

Item 1: Business

Corporate History

MarketingMobile Text, Inc. (“MMTX”), was organized under the laws of the State of Nevada on August 31, 2011. MMTX was formed as a development stage company engaged in the sale of mobile marketing solutions for businesses of all sizes through the launch of a web-based platform.

On November 6, 2013, Kelly Storms, the Company’s former principal shareholder, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director, consummated the sale of her 10,000,000 shares (the “Storm Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to Slimko Holdings LLC. The acquisition of the Storm Shares, which represent 96% of the Company’s shares of outstanding Common Stock, resulted in a change in control of the Company. In connection with the sale of the Storm Shares, Ms. Storms waived, forgave and discharged any indebtedness of any kind owed to her by the Company.

Also on November 6, 2013, in connection with the sale of the Storm Shares, Anslem Bartholomew was appointed a Director of the Registrant and, upon Ms. Storm’s resignation, was appointed to serve as the Registrant’s Chief Executive Officer and Chief Financial Officer.

Company Overview

MarketingMobile Text, Inc. (“MMTX” or the “Company”) was incorporated in the State of Nevada on August 31, 2011. We are a development stage company that plans to engage in the sale of mobile marketing solutions for businesses of all sizes. We intend to launch a web-based platform that will give our potential clients the ability to reach thousands of potential customers within their target market via text messaging. Kelly Storms, who is currently our sole officer and director, founded our Company. Our headquarters are located at 501 Santiago Avenue, Long Beach, CA 90814.

Although advertising through text messages is not entirely new, we anticipate that this medium will continue to grow as the popularity of smart phones and the daily deal industry continues to grow. We believe that by providing a simple, yet effective, platform for businesses to easily communicate with their existing and potential clients, MarketingMobile Text will become a sought after platform for businesses both large and small.  Most cellular phones are equipped to handle text messaging and can receive brief messages that contain information from friends, clients, and even businesses marketing their products. Text messaging (or SMS, short messaging service) is gaining popularity as an advertising medium because it is relatively inexpensive and allows businesses to reach out to highly targeted consumers. Having the ability to instantly contact potential customers both locally and nationwide is one of the major benefits of this marketing strategy. In addition, text messaging is a more personal way to reach out to potential customers. Businesses can send instant coupons, promotional messages, and much more via text messages to their opt-in subscribers. We believe that the text message advertising industry has major untapped power and potential to allow businesses to reach their intended markets with an immediate message or call to action.

We hope to realize our full plan of operations by raising money through the sale of our securities. Because of our location, initially we plan to introduce our marketing solutions within Los Angeles County. We will design a full marketing strategy to gain brand awareness, and ultimately obtain a large opt-in subscriber base as well as advertising clients.

Opportunity

This is the scenario that we will initially base our marketing and business model: It is a slow night at a restaurant and the owner would like to fill up some seats. So, the restaurant owner decides to utilize the MarketingMobile Text platform to send out an instant text message to several hundred former customers with a two-for-one special happening for just that evening. Within an hour people could be lining up outside the door to get in and use their coupons. This is the power of mobile marketing. But, SMS marketing solutions are not just limited to restaurants. Another example could be that a dentist sends out an automatic (scheduled) text message to his or her patients reminding them of their appointment the next day. The possibilities for mobile marketing are endless. Text message advertising or mobile advertising is quickly becoming one of the most powerful and cost effective ways to advertise.

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

All aspects of Phase 1 have been completed, with the exception of raising additional funding. To date, our founder, Kelly Storms, has conducted all operations. As such, upon incorporating our Company, Ms. Storms was named as the Company's sole officer and director. All operations have been funded by Ms. Storms to this point. Operations and expenditures have included the incorporation of MarketingMobile Text, Inc. under the laws of the State of Nevada, and the formation of an extensive business plan in which we have mapped out all of the initial services that we will offer to our advertising clients once our marketing platform is developed. The Company has also engaged the help of a designer to work closely with Ms. Storms to put her ideas onto paper, and create the initial mockups of our planned mobile marketing solutions platform. Our initial designs have been included within the “Products and Services” section herein so that potential investors may have a clearer vision of what it is that we hope to create. Phase 1 will hopefully allow us to raise capital through the sale of our securities and see us through Phases 2 and 3. Phase 2 involves hiring a software developer to help with the development and completion of our advertising solutions platform and we do not intend on entering Phase 2 until the Company raises additional capital.  Further descriptions of Phases 2 and 3 of our business plan are included in the “Plan of Operations” section.

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

Subscriber Back End SMS Blast Page:

Image copyright 2011 MarketingMobile Text, Inc..

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

Image copyright 2011 MarketingMobile Text, Inc.

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

We plan to focus on three key factors when marketing our services to local businesses:

1.    Timing – With the ever-expanding market of mobile (and smartphone) users now is the time to make the most out of mobile marketing. The competition is small at this point, and businesses can create a presence before it gets cluttered.

2.    Integration – Mobile phone users are doing more and more on their phones, especially with the rise in smartphone sales. If a business is at all serious about a comprehensive and integrated marketing strategy for their company, mobile marketing has to be a part of it.

3.    Consumers – According to Google, Inc.'s independent research, 74% of smartphone users have made a purchase as a result of using a smartphone. Businesses can put their products and services in front of their target market of consumers quickly and easily.

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

Growth Strategy

Initially, our target customers will be those local businesses within Los Angeles and Long Beach who do not already use mobile marketing solutions. As we grow our client and end-user base, we hope to gain the attention of clients who have existing mobile marketing providers, and switch them over to our services. However, until such time as we have begun substantive operations we will not be able to adequately assess what portions of our strategy for growth will be most appropriate. However, we envision our success being attributable to our ability to:

•      attract new clients and end-users more quickly than other advertising solutions providers by providing clients with a solution that can be regulated by the business itself, and by providing end-users with a free, opt-in text messaging service which will provide them with updates on businesses and industry sectors of their choosing;

•      sustain lower operating costs per customer compared to other advertising solutions providers by having all website development and marketing done by in-house staff. As we grow, it is our belief that an increasing number of businesses will sign up for our services via our website, which will decrease our clients acquisition costs; and,

•      deploy our capital more effectively by building our products and services base to cover a wide range of styles and service plans to suit a wide range of potential subscribing businesses. We will need to effectively listen and adjust to the needs of businesses and the wants on end-users.

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

Item 1A. Risk Factors

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward- looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

We have inadequate capital and need for additional financing to accomplish our business and strategic plans.

We have very limited funds, and such funds are not adequate to develop our current business plan. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•	competition;
•	ability to anticipate and adapt to a competitive market;
•	ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
•	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We may not be able to continue as a going concern.

We had an accumulated deficit of $125,190 at September 30, 2013, a net loss of $18,399 and net cash used in operating activities of $18,400for the year then ended. These factors raise substantial doubt in the minds of our auditors about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

Recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.

The worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration for the foreseeable future. We are subject to risks associated with these adverse conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets. This global economic situation could adversely impact our major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could impact our ability to distribute our products.

There can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. We are unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the U.S. and other markets.

If we fail to manage growth effectively or prepare for product scalability, it could have an adversely effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of September 30, 2013, we had zero full time employees outside of our management team. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may be required to establish strategic relationships with third parties. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our product and marketing plan relative to our competitors. We may not be able to establish other strategic relationships in the future. In addition, any strategic alliances that we establish may subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

Our financial results may not meet the expectations of investors and may fluctuate because of many factors and, as a result, investors should not rely on our revenue and/or financial projections as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. It is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline.

RISKS RELATED TO THE SECURITIES MARKETS AND INVESTMENTS IN OUR COMMON STOCK

Our sole officer and director and principal stockholder possesses the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our sole executive officer, director and principal shareholder of the Company, holds approximately 96% of the voting power of the outstanding shares immediately after the Exchange. These officers have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such our executive officers have the power to prevent or cause a change in control; therefore, without his consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders.  For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTCQB under the symbol “MMTX.”  The liquidity of our common stock may be very limited and affected by our limited trading market. The OTCQB market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting.  There is currently no broadly followed and established trading market for our common stock.  An established trading market may never develop or be maintained.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of our fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

•	The increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Exchange may limit interest in our securities;
•	variations in quarterly operating results from the expectations of securities analysts or investors;
•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;
•	announcements of new attractions or services by us or our competitors;
•	reductions in the market share of our services;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general technological, market or economic trends;
•	investor perception of our industry or prospects;
•	insider selling or buying;
•	investors entering into short sale contracts;
•	regulatory developments affecting our industry; and
•	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our common stock may never be listed on a major stock exchange.

We anticipate seeking the listing of our common stock on a national or other securities exchange at some time in the future, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws.  Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB).  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, $0.001 par value per share.  Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we do not file our quarterly or annual reports with the SEC, we may be de-listed from the OTCQB.

OTCQB is the middle tier of the OTC market. OTCQB companies report to the SEC or a U.S. banking regulator, making it easy for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. OTCQB securities may also be quoted on the FINRA BB. The OTCQB allows investors to easily identify reporting companies traded in the OTC market regardless of where they are quoted.

Under OTCQB rules relating to the timely filing of periodic reports with the SEC, any OTCQB issuer who fails to file a periodic report (Forms 10-Q or 10-K) by the due date of such report, period we may be removed from the OTCQB and our common stock may only be able to be traded on the OTC Pink. The OTC Pink is the bottom tier of the OTC market – a speculative trading marketplace that helps broker-dealers get the best prices for investors. Accordingly, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies.  If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities. In addition, any claims or actions could force us to expend significant financial resources to defend our company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are currently using a portion of our current Executive Officer’s business place as our corporate offices at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

There is no material pending legal proceedings to which our company is a party or of which any of our property is the subject, and no such proceedings are known by us to be contemplated.

There is no material proceeding to which any director, officer, or affiliate of our company, or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

(a) Market Information.

The Company’s Common Stock was initially quoted on the Over The Counter Bulletin Board under the symbol MMTX November 1, 2012. As of September 1, 2013, the Company’s common stock had yet to trade. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within the past two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

	Price Range
Quarter Ended	High ($)	Low ($)
September 30, 2013	0	0
June 30, 2013	0	0
March 31, 2013	0	0
December 31, 2012	0	0
September 30, 2012	0	0
June 30, 2012	0	0
March 31, 2012	0	0
December 31, 2011	0	0

(b)          Holders.

As of January 14, 2014 there was approximately 10,400,000 shares of common stock held by 26 holders of record, based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)          Dividends.

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

(d)          Securities authorized for issuance under equity compensation plans.

We do not have any the following securities authorized for issuance under an equity compensation plan as of January 14, 2014.

Common Stock

Holders of Company’s common stock are entitled to one vote per share on each matter submitted to vote at a meeting of Company’s stockholders. Holders of common stock do not have cumulative voting rights. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of Company’s common stock or other securities. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds.  In the event of liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share of common stock entitles its holder to participate ratably in all remaining assets of the Company that are available for distribution to stockholders after providing for each class of stock, if any, having preference over the common stock.

Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock.  The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued.

Preferred Stock

The Company's Amended Articles of Incorporation authorizes the issuance of 10,000,000 shares of “Blank Check” Preferred Stock, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our selected financial data and our financial statements and the accompanying notes included in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and under the headings “Risk Factors” and “Forward-Looking Statements.”

Background

RESULTS OF OPERATIONS

Working Capital

	September 30,	September 30,
	2013 $	2012 $
Current Assets	-	18,400
Current Liabilities	85,190	85,191
Working Capital (Deficit)	(85,190)	(66,791)

Cash Flows

	Year ended September 30, 2013 $	Year ended September 30, 2012 $
Cash Flows used in Operating Activities	(18,400)	(53,062)
Cash Flows from Financing Activities	-	69,955
Net Increase (decrease) in Cash During Period	(18,400)	16,893

Operating Revenues

For the period from August 31, 2011 (date of inception) to September 30, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the year ended September 30, 2013, the Company incurred operating expenses of $52,405 compared to $88,915 for the year ended September 30, 2012. The decrease in operating expenses were attributed to a decrease of $36,500 in professional fees as the Company incurred less legal fees relating to their SEC filing requirements..

For the year ended September 30, 2013, the Company recorded a net loss of $18,399 compared to $92,149 for the year ended September 30, 2012. In addition to operating expenses, during the year ended September 30, 2013, the Company incurred $3,994 of interest expense relating to accrued interest for outstanding notes payable of $39,940 which is due interest at 10% per annum compared with $3,234 for the year ended September 30, 2012. Furthermore, during the year ended September 30, 2013, the Company recorded a gain on settlement of debt of $38,000 relating to forgiveness of outstanding professional fees.

For the year ended September 30, 2013 and 2012, the Company had a net loss per share of $nil and $0.01 per share, respectively.

Liquidity and Capital Resources

As at September 30, 2013, the Company had cash and total assets of $nil compared with cash and total assets of $18,400 as at September 30, 2012. The decrease in cash and total assets were attributed to use of cash for operating activities for which the Company did not receive any financing proceeds to offset the use of cash.

As at September 30, 2013, the Company had total liabilities of $85,190 compared with $85,191 as at September 30, 2012. The decrease in liabilities were attributed to $21,661 decrease in accounts payable and accrued liabilities due to the fact that the Company settled $38,000 of outstanding professional fees that were offset by additional operating expenditures that have not been paid due to insufficient cash flow within the Company. In addition, there was an increase of $21,660 in amounts due to related parties for outstanding management fees and amounts that were paid by the President and Director of the Company to support ongoing operations.

During the year ended September 30, 2013, the Company did not issue any equity instruments.

Cashflow from Operating Activities

During the period ended September 30, 2013, the Company used $18,400 of cash for operating activities compared with $53,062 during the period ended September 30, 2012. The decrease is attributed to the fact that the Company did not receive any new proceeds from financing during the year and had limited cash flows for operating activities.

Cashflow from Investing Activities

During the period from August 31, 2011 (date of inception) to September 30, 2013, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended September 30, 2013, the Company received $nil in proceeds from financing activities compared with $69,955 during the period ended September 30, 2012 comprised of $29,955 from the issuance of notes payable from related parties, which are unsecured, bears interest at 10% per annum, and is due on demand and $40,000 from the issuance of common shares.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 appears after the signature page to this report.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~-~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

The material weaknesses in our disclosure control procedures are as follows:

1.    Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.    Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•      Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•      Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of September 30, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers as of December __, 2013, who are our directors and executive officers.

Name	Age	Position(s)

Anslem Bartholomew	43	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (1).

(1) On November 6, 2013, Kelly Storms resigned as Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director of the Company. On the same date, Anslem Bartholomew was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors.

Set forth below is a biographical description of each director and senior executive officer of the Company based on information supplied by each of them.

Anslem Bartholomew, 43, has over fifteen years of experience in construction and project management. Mr. Bartholomew’s astuteness in interpersonal communications has enabled him to successfully direct teams of professionals and construction trades from multiple disciplines to complete projects on time and on budget. Over the past five years, Mr. Bartholomew has served as Vice President of Construction for a development and construction company. The Company concluded Mr. Bartholomew’s extensive experience and background make him an ideal candidate to serve on the Board of Directors.

[Directors are elected annually and serve until the next annual meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal.]

Significant Employees

The Company does not, at present, have any employees other than the current director and officer. We have not entered into any employment agreements, as we currently do not have any employees other than the current director and officer.

Family Relations

There are no family relationships among the Directors and Officers of MarketingMobile Text, Inc.

Involvement in Legal Proceedings

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead the board of directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

Our board of directors does not have a separate compensation committee responsible for determining executive and director compensation. Instead, the board of directors fulfills this function, and each member of the Board participates in the determination. Given the small size of the Company and its Board, plus the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process. Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of director’s act in place of a compensation committee. When acting in this capacity, the Board does not have a charter.

Indemnification of Directors and Officers

Nevada Revised Statutes (“NRS”) Sections 78.7502 and 78.751 provide the Company with the power to indemnify any of our directors and officers. The director or officer must have conducted himself/herself in good faith and reasonably believe that his/her conduct was in, or not opposed to our best interests. In a criminal action, the director, officer, employee or agent must not have had reasonable cause to believe his/her conduct was unlawful.

Under NRS Section 78.751, advances for expenses may be made by agreement if the director or officer affirms in writing that he/she believes he/she has met the standards and will personally repay the expenses if it is determined such officer or director did not meet the standards.

Pursuant to the Company’s Articles of Incorporation and bylaws, we may indemnify an officer or director who is made a party to any proceeding, because of his position as such, to the fullest extent authorized by Nevada Revised Statutes, as the same exists or may hereafter be amended. In certain cases, we may advance expenses incurred in defending any such proceeding.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

Anti-Takeover Effects of Provisions of Nevada State Law

We may be or in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada or through an affiliated corporation.

The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares is sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (1) one-fifth or more but less than one-third, (2) one-third or more but less than a majority, or (3) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with that person, obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to take away voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights, is entitled to demand fair value for such stockholder's shares.

Nevada's control share law may have the effect of discouraging corporate takeovers.

In addition to the control share law, Nevada has a business combination law, which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder" unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of the Company from doing so if it cannot obtain the approval of our Board of Directors.

Item 11. Executive Compensation.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last three completed fiscal years ending September 30, 2013, 2012 and 2011; (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended September 30, 2013 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Kelly Storms	2013	—	—	—	—	—	—
Meyer, Chief	2012	—	—	—	—	—	—
Executive Officer Chief Executive Officer, President, Secretary, Treasurer	2011	—	—	—	—	—	—

Anslem Bartholomew, Chief Executive officer and Chief Financial Officer *	2013	—	—	—	—	—	—

*Appointed November 6, 2013

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2013:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Kelly Storms Meyer, Former	—	—	—	—	—	—	—	—
Anslem Bartholomew, CEO & CFO	—	—	—	—	—	—	—	—

Employment Agreements

The Company has no employment agreement with its executive officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of January 14, 2014, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Slimko Holdings, LLC	10,000,000	96%

All Officers and Directors as a Group (one person)		__	%

(i) Based on 10,400,000 issued and outstanding shares of Common Stock as of January 14, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current director and officer and director and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

September 30, 2013	$4,500	Sadler, Gibb & Associates, LLC
September 30, 2012	$3,500	Sadler, Gibb & Associates, LLC

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

September 30, 2013	$6,000	Sadler, Gibb & Associates, LLC
September 30, 2012	$4,500	Sadler, Gibb & Associates, LLC

We incurred these fees in connection with registration statements and financing transactions. Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

September 30, 2013	$0	Sadler, Gibb & Associates, LLC
September 30, 2012	$0	Sadler, Gibb & Associates, LLC

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

September 30, 2013	$0	Sadler, Gibb & Associates, LLC
September 30, 2012	$0	Sadler, Gibb & Associates, LLC

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently do not have any pre-approval policies or procedures concerning services performed by Sadler, Gibb & Associates, LLC. All the services performed by Sadler, Gibb & Associates, LLC as described above were pre-approved by the Audit Committee.

PART IV

ITEM 14. EXHIBITS

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETINGMOBILE TEXT, INC.

BY:	/s/ Anslem Bartholomew
Name: Anslem Bartholomew
Title: Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated:  January 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Anslem Bartholomew	Chief Executive Officer, Chief Financial officer and Director	January 14, 2014
Anslem Bartholomew

Marketing Mobile Text, Inc.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

For the years ended September 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MarketingMobileText, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of MarketingMobileText, Inc. (“the Company”) as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from August 31, 2011 (date of inception) through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of MarketingMobileText, Inc. as of September 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from August 31, 2011 (date of inception) through September 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $125,190 for the period from inception through September 30, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

January 14, 2014

Marketing Mobile Text, Inc.

(A Development Stage Company)

Balance Sheet

(Expressed in US dollars)

	September 30, 2013 $	September 30, 2012 $

ASSETS

Cash	–	18,400

Total Assets	–	18,400

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	10,590	32,251
Due to related parties	34,660	13,000
Notes payable – related party	39,940	39,940

Total Liabilities	85,190	85,191

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 10,400,000 and 10,400,000 common shares, respectively	10,400	10,400

Additional paid-in capital	29,600	29,600

Accumulated deficit during the development stage	(125,190)	(106,791)

Total Stockholders’ Deficit	(85,190)	(66,791)

Total Liabilities and Stockholders’ Deficit	–	18,400

(The accompanying notes are an integral part of these financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the year ended September 30, 2013 $	For the year ended September 30, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to September 30, 2013 $

Revenues	–	–	–

Operating Expenses

General and administrative	15,905	15,915	35,298
Management fees	12,000	12,000	25,000
Professional fees	24,500	61,000	95,500

Total Operating Expenses	52,405	88,915	155,798

Net loss before other expenses	(52,405)	(88,915)	(155,798)

Other Income (Expenses)

Interest expense	(3,994)	(3,234)	(7,392)
Gain on settlement of debt	38,000	–	38,000

Total Other Income (Expenses)	34,006	(3,234)	30,608

Net Loss	(18,399)	(92,149)	(125,190)

Net Earnings per Share – Basic and Diluted	(0.00)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	10,400,000	10,080,074

(The accompanying notes are an integral part of these financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

	For the year ended September 30, 2013 $	For the year ended September 30, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to September 30, 2013 $

Operating Activities

Net loss	(18,399)	(92,149)	(125,190)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Gain on settlement of accounts payable	(38,000)	–	(38,000)
Expenses paid by a related party	13,000	–	13,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	16,339	27,087	48,590
Due to related parties	8,660	12,000	21,660

Net Cash Provided By (Used In) Operating Activities	(18,400)	(53,062)	(79,940)

Financing Activities

Proceeds from related party	–	29,955	39,940
Proceeds from issuance of common shares	–	40,000	40,000

Net Cash Provided by Investing Activities	–	69,955	79,940

Increase (Decrease) in Cash	(18,400)	16,893	–

Cash – Beginning of Period	18,400	1,507	–

Cash – End of Period	–	18,400	–

Non-cash investing and financing activities

Shares issued for founders’ shares	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From August 31, 2011 (Date of Inception) to September 30, 2013

	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – August 31, 2011 (Date of Inception)	–	–	–	–	–

Issuance of founders’ shares	10,000,000	10,000	(10,000)	–	–

Net loss for the period	–	–	–	(14,642)	(14,642)

Balance – September 30, 2011	10,000,000	10,000	(10,000)	(14,642)	(14,642)

Issuance of shares for cash	400,000	400	39,600	–	40,000

Net loss for the year	–	–	–	(92,149)	(92,149)

Balance – September 30, 2012	10,400,000	10,400	29,600	(106,791)	(66,791)

Net loss for the year	–	–	–	(18,399)	(18,399)

Balance – September 30, 2013	10,400,000	10,400	29,600	(125,190)	(85,190)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2013, the Company has not recognized any revenue, and has an accumulated deficit of $125,190. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2013 and 2012, the Company did not have any potentially dilutive shares.

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

f) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

h) Recent Accounting Pronouncements

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

a) On August 31, 2011, the Company issued a $9,985 promissory note to the President of the Company. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As of September 30, 2013, the Company recorded accrued interest of $2,164 (2012 - $1,165) in accounts payable and accrued liabilities.

b) On October 25, 2011, the Company issued a $9,985 promissory note to the President of the Company. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As of September 30, 2013, the Company recorded accrued interest of $1,934 (2012 - $936) in accounts payable and accrued liabilities.

c) On December 20, 2011, the Company issued a $9,985 promissory note to the President of the Company. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As of September 30, 2013, the Company recorded accrued interest of $1,781 (2012 - $782) in accounts payable and accrued liabilities.

d) On March 27, 2012, the Company issued a $9,985 promissory note to the President of the Company. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As of September 30, 2013, the Company recorded accrued interest of $1,513 (2012 - $514) in accounts payable and accrued liabilities.

4.	Common Shares

a) On July 18, 2012, the Company issued 400,000 common shares at $0.10 per share for proceeds of $40,000.

b) On August 31, 2011, the Company issued 10,000,000 common shares as founders’ shares to the President and Director of the Company for services rendered.

5.	Related Party Transactions

a)	During the year ended September 30, 2013, the Company incurred $12,000 (2012 - $12,000) of management fees to the President and Director of the Company.

b)	As of September 30, 2013, the Company owed $34,660 (2012 - $13,000) to the President and Director of the Company for financing of day-to-day operations and management fees.

6.	Income Taxes

The Company has $125,190 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at September 30, 2013 and 2012, the Company had no uncertain tax positions.

	September 30, 2013 $	September 30, 2012 $

Net loss before taxes	(18,399)	(92,149)
Statutory rate	34%	34%

Computed expected tax recovery	6,256	31,331
Valuation allowance	(6,256)	(31,331)

Income tax provision	–	–

6.	Income Taxes (continued)

The significant components of deferred income taxes and assets as at September 30, 2013 and 2012 are as follows:

	2013 $	2012 $

Net operating losses carried forward	42,565	36,309

Valuation allowance	(42,565)	(36,309)

Net deferred income tax asset	–	–

As at September 30, 2013, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

7.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

