Form 10-K/A
period 2013-09-30
MARKETINGMOBILETEXT, INC.
filed 2014-02-12
CIK 1537511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K/A (Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   333-178652

MARKETINGMOBILETEXT, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3539010
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

445 Country Road, 101, Suite E, Yaphank, New York	11980
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code   (775) 284-3707

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Explanatory Note: The sole purpose of this Amendment to MarketingMobile Text, Inc.’s Annually Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer. *

32.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in MarketingMobile Text, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014.

**  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETINGMOBILE TEXT, INC.

BY:	/s/ Anselm Bartholomew
Name: Anselm Bartholomew
Title: Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated:  February 12, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer. *

32.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in MarketingMobile Text, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014.

**  Filed herewith.