Form 10-Q
period 2013-12-31
MARKETINGMOBILETEXT, INC.
filed 2014-02-19
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-178652

MARKETINGMOBILETEXT, INC.

(Name of small business issuer in its charter)

Nevada	45-3539010
(State of incorporation)	(I.R.S. Employer Identification No.)

445 County Road, 101, Suite E

Yaphank, New York 11980

(Address of principal executive offices)

(631) 775-8920

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 19,2014, there were 10,400,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

For the period ended December 31, 2013

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to the Condensed Financial Statements	7

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	December 31,	September 30,
	2013	2013
	$	$
	(unaudited)

ASSETS

Cash	–	–

Total Assets	–	–

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	1,698	10,590
Due to related party	–	34,660
Notes payable – related party	–	39,940

Total Liabilities	1,698	85,190

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 10,400,000 common shares, respectively	10,400	10,400

Additional paid-in capital	117,842	29,600

Accumulated deficit during the development stage	(129,940)	(125,190)

Total Stockholders’ Deficit	(1,698)	(85,190)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these condensed financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended December 31, 2013 $	For the three months ended December 31, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to December 31, 2013 $

Revenues	–	–	–

Operating Expenses

General and administrative	–	15,062	35,298
Management fees	–	3,000	25,000
Professional fees	4,750	15,000	100,250

Total Operating Expenses	4,750	33,062	160,548

Net loss before other expenses	(4,750)	(33,062)	(160,548)

Other Expenses

Interest expense	–	(1,007)	(7,392)
Gain on settlement of debt	–	–	38,000

Net Loss	(4,750)	(34,069)	(129,940)

Net Loss per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	10,400,000	10,400,000

(The accompanying notes are an integral part of these condensed financial statements)

Marketing Mobile Text, Inc.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the three months ended December 31, 2013 $	For the three months ended December 31, 2012 $	Accumulated from August 31, 2011 (Date of Inception) to December 31, 2013 $

Operating Activities

Net loss	(4,750)	(34,069)	(129,940)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Gain on settlement of accounts payable	–	–	(38,000)
Expenses paid by a related party	4,750	–	17,750

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	–	16,009	48,590
Due to related party	–	3,000	21,660

Net Cash Used In Operating Activities	–	(15,060)	(79,940)

Financing Activities

Proceeds from related party	–	–	39,940
Proceeds from issuance of common shares	–	–	40,000

Net Cash Provided by Financing Activities	–	–	79,940

Increase (decrease) in Cash	–	(15,060)	–

Cash – Beginning of Period	–	18,400	–

Cash – End of Period	–	3,340	–

Non-cash investing and financing activities

Shares issued for founders’ shares	–	–	10,000
Forgiveness of related party debt	88,242	–	88,242

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2013, the Company has not recognized any revenue, and has an accumulated deficit of $129,940. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 audited financial statements.  The results of operations for the periods ended December 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31 and September 30, 2013, the Company did not have any potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31 and September 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.	Notes Payable

a)	On August 31, 2011, the Company issued a $9,985 promissory note to the former President of the Company. Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand. During the period ended December 31, 2013, the former President of the Company forgave all principal and interest payments owing on the note.

b)	On October 25, 2011, the Company issued a $9,985 promissory note to the former President of the Company. Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand. During the period ended December 31, 2013, the former President of the Company forgave all principal and interest payments owing on the note.

c)	On December 20, 2011, the Company issued a $9,985 promissory note to the former President of the Company. Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand. During the period ended December 31, 2013, the former President of the Company forgave all principal and interest payments owing on the note.

d)	On March 27, 2012, the Company issued a $9,985 promissory note to the former President of the Company. Under the terms of the note, the amount is unsecured, accrues interest at 10% per annum, and is due on demand. During the period ended December 31, 2013, the former President of the Company forgave all principal and interest payments owing on the note.

4.	Related Party Transactions

a)	During the period ended December 31, 2013, the Company incurred $nil (2012 - $3,000) of management fees to the former President and Director of the Company. During the period ended December 31, 2013, the former President and Director of the Company forgave all related party balances owed by the Company.

b)	During the period ended December 31, 2013, the former President and Director of the Company forgave $88,242 of amounts owing from the Company, including promissory notes totaling $39,940, accrued interest on promissory notes of $7,392, and amounts owed for payment of general expenditures of $40,910. The forgiveness of related party debt was credited against additional paid-in capital.

5.	Subsequent Events

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

RESULTS OF OPERATIONS

Working Capital

	December 31,	September 30,
	2013 $	2013 $
Current Assets	-	-
Current Liabilities	1,698	85,190
Working Capital (Deficit)	(1,698)	(85,190)

Cash Flows

	Three months ended December 31, 2013 $	Three months ended December 31, 2012 $
Cash Flows used in Operating Activities	-	(15,060)
Cash Flows from Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	(15,060)

Operating Revenues

For the period from August 31, 2011 (date of inception) to December 31, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended December 31, 2013, the Company incurred operating expenses of $4,750 compared to $33,062 for the three months ended December 31, 2012. The decrease in operating expenses were attributed to the fact that the Company had no cash on hand which restricted the amount of operating activity incurred during the period.

For the three months ended December 31, 2013, the Company recorded a net loss of $4,750 compared to $33,062 for the three months ended December 31, 2012. In addition to operating expenses, during the period ended December 31, 2012, the Company incurred $1,007 of interest expense relating to accrued interest for outstanding notes payable of $39,940 which is due interest at 10% per annum. The Company did not have any interest expense during the period ended December 31, 2013 as the related party notes were forgiven during the period.

For the three months ended December 31, 2013 and 2012, the Company had a net loss per share of $nil per share.

Liquidity and Capital Resources

As at December 31, 2013 and September 30, 2013, the Company had cash and total assets of $nil.

As at December 31, 2013, the Company had total liabilities of $1,698 compared with $85,190 as at September 30, 2013. The decrease in liabilities was attributed to the forgiveness of amounts due to the former President and Director of the Company, which totaled $88,242 including amounts incurred during the three months ended December 31, 2013.

During the three months ended December 31, 2013, the Company did not issue any equity instruments.

Cashflow from Operating Activities

During the period ended December 31, 2013, the Company used $nil of cash for operating activities compared with $15,060 during the period ended December 31, 2012. The decrease is attributed to the fact that the Company did not have any cash flows during the period, and did not raise any new proceeds from investing or financing activities.

Cashflow from Investing Activities

During the period from August 31, 2011 (date of inception) to December 31, 2013, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended December 31, 2013 and 2012, the Company did not have any financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.01	Management Agreement dated October 5, 2011 between the Company and Kelly Storms.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Kelly Storms dated October 5, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Kelly Storms dated December 15, 2011	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
10.04	Promissory Note between the Company and Kelly Storms dated January 24, 2012.	Filed with the SEC on February 2, 2012, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Kelly Storms dated April 18, 2012.	Filed with the SEC on May 21, 2012, as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics.	Filed with the SEC on December 21, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

(b)	Reports on Form 8-K during the fiscal quarter ended December 21, 2013, the Company filed the following report on Form 8-K. On November 8, 2013, the Company filed a Current Report on Form 8-K disclosing that Kelly Storms, the Company’s principal shareholder, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director, consummated the sale of Ms. Storms’ 10,000,000 shares common stock to Slimko Holdings LLC. The acquisition of the shares, which represent 96% of the Company’s shares of outstanding, resulted in a change in control of the Company. In connection with the sale of the shares, Ms. Storms waived, forgave and discharged any indebtedness of any kind owed to her by the Company. In connection with the sale of the shares, Anselm Bartholomew was appointed a Director of the Registrant and, upon Ms. Storms resignation, was appointed to serve as the Registrant’s Chief Executive Officer and Chief Financial Officer.
14

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETINGMOBILETEXT, INC.

Dated: February 19,2014	/s/ Anselm Bartholomew
By: Anselm Bartholomew
Its: Chief Executive and Financial Officer and Chairman (Principal Executive and Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 19, 2014

/s/ Anselm Bartholomew
By: Anselm Bartholomew
Its: Director

