Form 10-Q
period 2014-03-31
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2014-05-19
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to____________

Commission File Number: 333-178652

PROGRESSIVE GREEN SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3539010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

445 County Road 101, Suite E Yaphank, New York	11980
(Address of principal executive offices)	(Zip Code)

(631) 775-8920

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 16, 2014, there were 31,389,603 shares outstanding of the registrant’s common stock.

2

Progressive Green Solutions, Inc.

March 31, 2014 and 2013

Progressive Green Solutions, Inc.

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,128,227	$75,114
Accounts receivable	379,059	277,603
Inventories	834,569	548,275
Advance on purchases	154,042	-
Prepayments and other current assets	47,337	47,180

Total current assets	2,543,234	948,172

PROPERTY AND EQUIPMENT
Property and equipment	54,966	40,562
Accumulated depreciation	(3,929)	(2,975)

Property and equipment, net	51,037	37,587

SOFTWARE AND HARDWARE
Software and hardware	140,324	121,092
Accumulated amortization	(19,302)	(13,408)

Software and hardware, net	121,022	107,684

LEASEHOLD IMPROVEMENTS
Leasehold improvements	539,623	539,623
Accumulated amortization	(166,228)	(144,493)

Leasehold improvements, net	373,395	395,130

OTHER ASSETS	34,693	34,693

Total assets	$3,123,381	$1,523,266

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$788,016	$858,633
Notes payable - stockholders	1,674	226,674
Advances from stockholders	273,950	566,136

Total current liabilities	1,063,640	1,651,443

Total liabilities	1,063,640	1,651,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 31,389,603 and 23,303,920 shares issued and outstanding, respectively	31,390	23,304
Additional paid-in capital	4,562,286	2,304,088
Accumulated deficit	(2,533,935)	(2,455,569)

Total stockholders' equity (deficit)	2,059,741	(128,177)

Total liabilities and stockholders' equity (deficit)	$3,123,381	$1,523,266

See accompanying notes to the financial statements.

Progressive Green Solutions, Inc.

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

NET REVENUE	$756,484	$825,753

COST OF GOODS SOLD	322,412	969,998

GROSS MARGIN	434,072	(144,245)

OPERATING EXPENSES:
Salary and wages	209,601	146,121
Professional fees	60,472	133,000
Rent	100,409	55,287
General and administrative	141,956	122,026

Total operating expenses	512,439	456,434

LOSS FROM OPERATIONS	(78,366)	(600,678)

OTHER (INCOME) EXPENSE:
Other (income) expense	-	(1,661)

Other (income) expense, net	-	(1,661)

LOSS BEFORE INCOME TAX PROVISION	(78,366)	(599,017)

INCOME TAX PROVISION	-	-

NET LOSS	$(78,366)	$(599,017)

Net loss per common share - Basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding - Basic and diluted	25,460,372	23,303,920

See accompany notes to the financial statements

Progressive Green Solutions, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For the Interim Period Ended March 31, 2014

			Additional		Total
	Common Stock Par Value $0.001		Paid-In		Stockholders'
	Number of Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2012	23,303,920	$23,304	$2,304,088	$(1,249,281)	$1,078,111

Net loss				(1,206,288)	(1,206,288)

Balance, December 31, 2013	23,303,920	23,304	2,304,088	(2,455,569)	(128,177)

Reverse acquisition adjustment	4,560,003	4,560	(6,273)		(1,713)

Issuance of common shares for cash at $0.75 per share, net of issuance cost	3,525,680	3,526	2,264,471		2,267,997

Net loss				(78,366)	(78,366)

Balance, March 31, 2014	31,389,603	$31,390	$4,562,286	$(2,533,935)	$2,059,741

See accompanying notes to the financial statements.

Progressive Green Solutions, Inc.

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,366)	$(493,541)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	28,583	21,503
Changes in operating assets and liabilities:
Accounts receivable	(101,457)	(155,465)
Inventories	(286,294)	335,875
Advance on purchases	(154,042)	66,917
Prepayments and other current assets	(157)	-
Bank overdraft	-	34,582
Accounts payable and accrued expenses	(70,616)	276,163

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(662,349)	86,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,404)	-
Purchase of software and hardware	(19,232)	(30,000)

NET CASH USED IN INVESTING ACTIVITIES	(33,636)	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) stockholders'/members	(292,186)	79,215
Notes payable to members	(225,000)	(151,600)
Proceeds from issuance of Common Stock	2,267,997	-
Retirement of common stock	-	(3,000)
Reverse acquisition adjustment	(1,713)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,749,098	(75,385)

NET CHANGE IN CASH	1,053,113	(19,351)

Cash at beginning of the reporting period	75,114	19,351

Cash at end of the reporting period	$1,128,227	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Progressive Green Solutions, Inc.

March 31, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

MarketingMobileText, Inc.

MarketingMobileText, Inc., (''MMTX" or the “Company”) was incorporated on August 26, 2011 under the laws of the State of Nevada.

Amendments to the Articles of Incorporation

On March 7, 2014, MMTX authorized an amendment to its Articles of Incorporation (the “Amendment”) to (i) change its name to Progressive Green Solutions, Inc., (ii) to increase the number of its authorized shares of capital stock from 300,000,000 to 310,000,000 shares of which 300,000,000 shares were designated common stock, par value $0.001 per share (the “Common Stock”) and 10,000,000 shares were designated “blank check” preferred stock, par value $0.001 per share (the “Preferred Stock”) and (iii) to effectuate a forward split such that 10 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to the Amendment (the “Split”).

Green Remanufacturing Solutions, Inc.

Green Remanufacturing Solutions, Inc., (''GRS Inc.") was incorporated on June 27, 2011 under the laws of the State of New York. GRS Inc. specialized in reverse logistics, repair and recovery, engineering/quality assurance, warehousing and fulfillment, secondary market sales and e-commerce for retailers and manufacturers of major appliances, small appliances, floor care products, air-conditioning/filtration products, power tools and outdoor power equipment products.

Green Remanufacturing Solutions LLC

Green Remanufacturing Solutions LLC (“GRS LLC”) was formed on May 31, 2012 under the laws of the State of Delaware. The sole purpose of GRS LLC was to carry-on GRS Inc.’s business in the form of a limited liability company. The assets and liabilities of GRS Inc. were carried forward to the Company at their historical costs on the date of conversion. On September 5, 2013 a Certificate of Merger was filed with the State of New York Department of State, Division of Corporations merging GRS Inc. and the Company into the Company.

Acquisition of Green Remanufacturing LLC Treated as a Reverse Acquisition

On March 7, 2014, MMTX entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Slimko Holdings LLC, the then principal stockholder of the Registrant (the “then Majority Shareholder”), GRS LLC and the members of GRS LLC (the “Exchange”), whereby MMTX acquired all of the issued and outstanding membership interests of GRS LLC in exchange (the “Exchange”) for 23,303,920 shares of the Company’s Common Stock. Pursuant to the terms of the Exchange Agreement, the Company’s then Majority Shareholder agreed to retire 9,944,000 of the 10,000,000 shares of Common Stock of the Company held immediately prior to the Exchange. The shares issued represented approximately 83.6% of the issued and outstanding common stock immediately after the consummation of the Exchange Agreement.

As a result of the controlling financial interest of the former members of GRS LLC, for financial statement reporting purposes, the merger between the Company and GRS LLC has been treated as a reverse acquisition with GRS LLC deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of GRS LLC (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of GRS LLC which are recorded at their historical cost.  The equity of the Company is the historical equity of GRS LLC retroactively restated to reflect the number of shares issued by the Company in the transaction.

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2014.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(ii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.
(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest

		March 31, 2012
Green Remanufacturing LLC	The State of Delaware	(March 7, 2014)	100%

		November 29, 2012
Appliancesplace, com, LLC	The State of New York	(March 7, 2014)	100%

The consolidated financial statements include all accounts of the Company as of and for the reporting periods then ended.

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, advances on purchases, prepayments and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of income and comprehensive income (loss).

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company had no bad debt expense for the reporting period ended March 31, 2014 or 2013.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on Purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products ranging from three (3) months to nine (9) months, all of which were fully or partially refundable depending upon the terms and conditions of the purchase agreements. There is one such arrangement in place.

Inventories

Inventory Valuation

The Company values inventories, consisting of raw materials, consumables, packaging material, finished goods, and purchased merchandise for resale, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the Company’s production facilities, and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. The management of the Company determines its normal capacity based upon the amount of operating hours of the manufacturing machinery and equipment in a reporting period.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement (*)	6

Property and equipment	7-15

Software	3

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the transport company and title transfers upon shipment; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Net sales of products represent the invoiced value of goods, net of sales taxes. The Company is not subject to sales tax as the Company sells to wholesale distributors and is thereby exempt from sales tax. As the Company is a remanufacturer of consumer returns and a seller to wholesalers, all goods purchased for the use in the remanufacturing process are exempt of sales tax as well.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Income Tax Provision

The Company was a limited liability company, until March 7, 2014 during which time the Company was treated as a pass-through entity for income tax purposes.  The operating results prior to March 7, 2014 of LLC were included in the income tax return of the Company’s members. As a result, no provision for income taxes has been made in the financial statements.

Effective March 7, 2014, the Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is continuing operations to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013

Raw materials	$316,962	$256,320

Finished goods	638,140	412,488

Inventory Reserve	(120,533)	(120,533)
	$834,569	$548,275

The Company recorded $0 inventory obsolescence adjustments for the three months ended March 31, 2014 and 2013.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended March 31, 2014 or 2013.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	December 31, 2013

Leasehold improvements	6	$539,623	$539,623

Property and equipment	7 - 15	54,966	40,562

Software	5	140,324	121,092

		734,913	701,277

Less accumulated depreciation and amortization (i)		(189,459)	(160,876)

		$545,454	$540,401

(i) Depreciation and Amortization Expense

Depreciation and amortization expense was $28,583 and $21,503 for the three months ended March 31, 2014 and 2013, respectively.

(ii)	Impairment

The Company completed its annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at December 31, 2013.

Note 6 – Related Party Transactions

Advances from Stockholders

From time to time, the stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable - Stockholders

Notes payable - Stockholders consisted of the following:

	March 31, 2014	December 31, 2013

On October 15, 2013 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $150,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$1,674	$151,116

On December 23, 2013 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $75,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum until the note is fully repaid. The note is due on demand.	-	75,558

	$1,674	$226,674

Interest expense was $0 for the reporting period ended March 31, 2014 and 2013.

Note 7 – Commitments

Operating Lease

Operating Lease - Yaphank Facility

On August 10, 2011, the Company entered into a non-cancelable operating lease for office space expiring on March 31, 2017. The Company has entered into a new lease with the Landlord to annex another adjacent portion of the facility at the current location to expand its storage and remanufacturing capabilities.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:
2014 (remainder of the year)	$306,467
2015	421,025
2016	435,792
2017	113,277
$1,276,561

Note 8 –Stockholders’ Equity (Deficit)

Shares Authorized

The total number of shares of all classes of stock which the Company is authorized to issue is Three Hundred and Ten Million (310,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Three Hundred Million (300,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

Amendment to the Articles of Incorporation to Effectuate a Reverse Stock Split

Effective March 7, 2014, the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend its Articles of Incorporation to effectuate a forward split such that 10 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to the Amendment (the “Split”).

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Issuance of Common Stock

During the interim period ended March 31, 2014, the Company sold an aggregate of 3,525,680 shares of Common Stock for the aggregate offering price of $2,644,250.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales		Accounts Receivable at
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	March 31, 2014	December 31, 2013
Customer A	12%	3%	23%	8%

Customer B	11%	0%	0%	0%

Customer C	10%	0%	0%	0%

Customer D	9%	5%	10%	3%

Customer E	5%	11%	5%	15%

Customer F	4%	20%	8%	8%

Customer G	3%	6%	5%	10%
	56%	45%	51%	44%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable At
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	March 31, 2014	December 31, 2013
Vendor A	23%	46%	19%	7%

Vendor B	8%	13%	24%	9%

Vendor C	6%	0%	18%	6%

	37%	59%	61%	22%

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

Plan of Operation

Our plan of operations over the next twelve months includes (i) sales revenue of $5,000,000; (ii) securing service contracts with major appliance manufacturers; and (iii) evaluating new markets potentials. In order to implement our plan of operation, we will need to obtain outside funding.

The Company maintains a significant level of inventory for a typical company of its size, and we are currently focusing a significant portion of our operations on sales to reduce these levels. Additionally, our production team is currently gearing up production to our maximum levels in the coming months in order to turn raw materials into finished goods ready for shipment. One of our recent limiting production factors was available floor space in the warehousing and distribution segment. However, in early 2013 the Company secured additional floor space in an adjacent building to our current facility to bring the total floor space in use to ±70,000 square feet. Additional construction was recently undertaken to expand the production areas from three to seven production lines in order to accommodate additional business.

The Company is continually looking at new supply sources of products for servicing, remanufacturing/refurbishing and selling, but also remains active in pursuing service agreements with vendors, whereby the Company will be charging vendors for servicing their products. The service agreement business mode allows the Company to increase revenue without the need to purchase inventory.

The Company believes that it will need a minimum of $2,500,000 to cover its planned operations over the next 12 months. This estimate includes (i) $1,000,000 for acquisition of product for manufacturing and selling; (ii) $1,000,000 for expanding production areas to incorporate mechanization and packaging, acquire vehicles to assist in the logistics and distribution of products and to evaluate new markets; and (iii) $500,000 for general and administrative costs.

Results of Operations

For the Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013

Revenue

For the three months ended March 31, 2014, revenue from operations were $756,484, compared to $825,754 for the three months ended March 31, 2013, a decrease of $69,270. The decrease is related market conditions, such as higher revenue in 2013 due to post Hurricane Sandy, where customers were in a rebuild phase and therefore had greater demand for our products as opposed to 2014.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2014, was $322,412, compared to $969,998 for the three months ended March 31, 2013, a decrease of $647,575. The decrease is related to management’s decision to capitalize direct labor cost and packaging materials used in the production process to inventory of finished goods, these costs are realized concurrently with revenue.

Gross Profit

For the three months ended March 31, 2014, gross profit from sales, before taking into account general and administrative expenses was $63,590, compared to $(478,653) for the three months ended March 31, 2013, resulting in an increase of $542,242. The increase/decrease in gross profit is primarily related to the capitalization of direct labor and packaging costs to inventory of finished goods, which was adversely affected by an increase in rent expense due to the expansion of the floor space under lease during the latter half of 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014, were $141,956, resulting in a net loss of $78,366, compared to general and administrative expenses of $122,026 for the three months ended March 31, 2013, which resulted in a net loss of $600,678. This decrease in expenses was primarily due to limiting the use of third party services in 2014 over 2013 by nearly $40,000.

For the Six Months Ended March 31, 2014, Compared to the Six Months Ended March 31, 2013

Revenue

For the six months ended March 31, 2014, revenue from operations were $1,496,881, compared to $1,116,711 for the six months ended March 31, 2013, an increase of $380,170. The increase is related to greater availability of inventory for sale with the introduction of a new supply channel for air conditioners in the latter part of 2013, all product sourced from this channel were pre sold to one of the major customers.

Cost of Revenue

Our cost of revenue for the six months ended March 31, 2014, was $802,677, compared to $1,674,623 for the six months ended March 31, 2013, a decrease of $871,495. This decrease is related to the adoption of the capitalization of direct labor and packaging costs, which was introduced on September 1, 2013.

Gross Profit

For the six months ended March 31, 2014, gross profit from sales, before taking into account general and administrative expenses was $(41,799), compared to $(1,206,096) for the six months ended March 31, 2013, resulting in an increase of $1,164,297. This increase is related to increased sales due to the new supply chain of air containers and the adoption of the capitalization of direct labor and packaging costs, which was introduced on September 1, 2013. This was adversely affected by increased salary costs associated with the employment of the CFO, President and COO in August of 2013, December 2013 and March 2014 respectively. The increase in rent for the additional floor space also impacted the costs of the company in the six months ended March 2014, as opposed to the same period for 2013.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2014, was $179, 2057, resulting in a net loss of $221,006, compared to general and administrative expenses of $86,163 for the six months ended March 31, 2013, which resulted in a net loss of $1,292,259. This increase in expenses was related to an increase in occupancy costs due to the additional floor space, higher insurance costs and the additional costs associated with the raising of the private equity funding.

Liquidity & Capital Resources

As of March 31, 2014, the Company had a cash balance of $1,128,227. Using an annualized figure of $3,311,024 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $275,919 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less four months.

Over the next 12 months would like to raise a minimum of $2,500,000 and a maximum of $3,500,000 in order to continue our marketing plan and expand our customer base. To achieve our goals, a large portion of the funds raised will be invested in advertising, marketing, travel and product development expenses. Our success is contingent upon having enough capital to build a strong customer base to support the business. We hope to raise additional funds within the next six months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations. There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the U.S.

Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue and growth goals.

The Company’s contractual obligations as of March 31, 2014 are as follows:

Payments due by period
More
Contractual obligations		Less than 1	1-3	3-5	than 5
	Total	Year	years	years	years

Advances from Stockholders	$273,950	$273,950
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$273,950	$273,950	-	-	-

The Company currently has in place agreements with two suppliers of input products, which the Company is obliged to accept. While there is no defined deliver schedule, volume or value specified in these agreements, these input products are the basis of the Company’s ability to operate. As of the date hereof, the Company has no pending obligations with these two vendors.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $3,311,024. These expenses will be financed through capital raised from future sales of our securities. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless adequate financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in [Note 2] of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2014.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* filed herewith

** XBRL	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: May 19, 2014	By:	/s/ Rick Hamilton
		Name:	Rick Hamilton
		Title:	President (Principal Executive Officer)

Date: May 19, 2014	By:	/s/ Stelios Michaelides
		Name:	Stelios Michaelides
		Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

