Form 10-Q/A
period 2014-03-31
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2014-05-22
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note: The Registrant is filing this Form 10-Q/A to fix clerical errors contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Results of Operations

For the Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013

Revenue

For the three months ended March 31, 2014, revenue from operations were $756,484, compared to $825,753 for the three months ended March 31, 2013, a decrease of $69,269. The decrease is related to market conditions, such as higher revenue in 2013 due to post Hurricane Sandy, where customers were in a rebuild phase and therefore had greater demand for our products as opposed to 2014.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2014, was $322,412, compared to $969,998 for the three months ended March 31, 2013, a decrease of $647,586. The decrease is related to management’s decision to capitalize direct labor cost and packaging materials used in the production process to inventory of finished goods, these costs are realized concurrently with revenue.

Gross Profit

For the three months ended March 31, 2014, gross profit from sales, before taking into account operating expenses was $434,072, compared to a loss of $144,245 for the three months ended March 31, 2013, resulting in an increase of $578,317. The increase in gross profit is primarily related to the capitalization of direct labor and packaging costs to inventory of finished goods, which was adversely affected by an increase in rent expense due to the expansion of the floor space under lease during the latter half of 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014, were $512,439, resulting in a net loss of $78,366, compared to operating expenses of $456,434 for the three months ended March 31, 2013, which resulted in a net loss of $600,678. This increase in expenses was primarily due to additional floor space rental in 2014 over 2013 by $45,122.

Liquidity & Capital Resources

As of March 31, 2014, the Company had a cash balance of $1,128,227. Using an annualized figure of $2,049,756 for our operating expenses, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $170,813 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than seven months.

Over the next 12 months we would like to raise a minimum of $2,500,000 and a maximum of $3,500,000 in order to continue our marketing plan and expand our customer base. To achieve our goals, a large portion of the funds raised will be invested in advertising, marketing, travel and product development expenses. Our success is contingent upon having enough capital to build a strong customer base to support the business. We hope to raise additional funds within the next six months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations. There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the U.S.

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

The Company currently has in place agreements with two suppliers of input products, which the Company is obliged to accept. While there is no defined delivery schedule, volume or value specified in these agreements, these input products are the basis of the Company’s ability to operate. As of the date hereof, the Company has no pending obligations with these two vendors.

We anticipate that our operating expenses for the next 12 months will total approximately $2,049,756. These expenses will be financed through capital raised from future sales of our securities. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless adequate financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation (1)

101.DEF	XBRL Taxonomy Extension Definition (1)

101.LAB	XBRL Taxonomy Extension Labels (1)

101.PRE	XBRL Taxonomy Extension Presentation (1)

* filed herewith

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 19, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: May 22, 2014	By:	/s/ Rick Hamilton
		Name:	Rick Hamilton
		Title:	President (Principal Executive Officer)

Date: May 22, 2014	By:	/s/ Stelios Michaelides
		Name:	Stelios Michaelides
		Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

