Form 10-Q
period 2014-06-30
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2014-08-05
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Yes ☐ No ☒

As of August 5, 2014, there were 31,542,937 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Green Solutions, Inc.

June 30, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013
F-2
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2013 and for the Interim Period Ended June 30, 2014 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

F-1

Progressive Green Solutions, Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$543,560	$75,114
Accounts receivable	432,770	277,603
Inventories	582,928	548,275
Advance on purchases	139,408	-
Prepayments and other current assets	2,062	47,180

Total current assets	1,700,728	948,172

PROPERTY AND EQUIPMENT
Property and equipment	102,943	40,562
Accumulated depreciation	(6,088)	(2,975)

Property and equipment, net	96,855	37,587

SOFTWARE AND HARDWARE
Software and hardware	159,339	121,092
Accumulated amortization	(26,520)	(13,408)

Software and hardware, net	132,819	107,684

LEASEHOLD IMPROVEMENTS
Leasehold improvements	563,267	539,623
Accumulated amortization	(189,456)	(144,493)

Leasehold improvements, net	373,811	395,130

OTHER ASSETS	34,693	34,693

Total assets	$2,338,906	$1,523,266

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$673,036	$858,633
Notes payable - stockholders	-	226,674
Advances from stockholders	273,950	566,136

Total current liabilities	946,986	1,651,443

Total liabilities	946,986	1,651,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized;
31,542,937 and 23,303,920 shares issued and outstanding, respectively	31,543	23,304
Additional paid-in capital	4,662,336	2,304,088
Accumulated deficit	(3,301,959)	(2,455,569)

Total stockholders' equity (deficit)	1,391,920	(128,177)

Total liabilities and stockholders' equity (deficit)	$2,338,906	$1,523,266

See accompanying notes to the financial statements.

F-2

Progressive Green Solutions, Inc.

Consolidated Statements of Operations

	For the Six Months	For the Six Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$1,612,446	$1,577,975	$854,957	$753,811

COST OF GOODS SOLD	1,291,411	1,424,891	969,064	456,544

GROSS MARGIN	321,035	153,084	(114,107)	297,267

OPERATING EXPENSES:
Salary and wages	417,637	269,379	208,036	123,259
Professional fees	133,366	230,250	72,894	97,250
Rent	176,414	119,397	76,005	64,110
General and administrative	424,340	242,434	286,241	120,686

Total operating expenses	1,151,757	861,460	643,176	405,305

LOSS FROM OPERATIONS	(830,722)	(708,376)	(757,283)	(108,038)

OTHER (INCOME) EXPENSE:
Other (income) expense	15,668	(1,496)	15,668	165

Other (income) expense, net	15,668	(1,496)	15,668	165

LOSS BEFORE INCOME TAX PROVISION	(846,390)	(706,880)	(772,951)	(108,203)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(846,390)	$(706,880)	$(772,951)	$(108,203)

Net loss per common share
- Basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	28,480,525	$23,303,920	31,504,604	23,303,920

See accompany notes to the financial statements

F-3

Progressive Green Solutions, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For the Year Ended December 31, 2013 and for the Interim Period Ended June 30, 2014

			Additional		Total
	Common Stock Par Value $0.001		Paid-In		Stockholders'
	Number of Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2012	23,303,920	$23,304	$2,304,088	$(1,249,281)	$1,078,111

Net loss				(1,206,288)	(1,206,288)

Balance, December 31, 2013	23,303,920	23,304	2,304,088	(2,455,569)	(128,177)

Reverse acquisition adjustment	4,560,003	4,560	(6,273)		(1,713)

Issuance of common shares for cash at $0.75 per share, net of issuance cost	3,679,014	3,679	2,364,521		2,368,200

Net loss				(846,390)	(846,390)
Balance, June 30, 2014	31,542,937	$31,543	$4,662,336	$(3,301,959)	$1,391,920

See accompanying notes to the financial statements.

F-4

Progressive Green Solutions, Inc.

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(846,390)	$(706,881)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	61,188	45,522
Changes in operating assets and liabilities:
Accounts receivable	(155,167)	(286,686)
Inventories	(34,653)	390,861
Advance on purchases	(139,408)	112,264
Prepayments and other current assets	45,118	-
Accounts payable and accrued expenses	(185,597)	264,795

NET CASH USED IN OPERATING ACTIVITIES	(1,254,909)	(180,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(62,381)	(31,465)
Purchase of software and hardware	(38,247)	(60,000)
Purchase of leasehold improvements	(23,644)	-

NET CASH USED IN INVESTING ACTIVITIES	(124,272)	(91,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	11,226
Advances from (repayment to) stockholders'/members	(292,186)	241,012
Notes payable to members	(226,674)	-
Proceeds from issuance of common stock	2,368,200	-
Reverse acquisition adjustment	(1,713)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,847,627	252,238

NET CHANGE IN CASH	468,446	(19,351)

Cash at beginning of the reporting period	75,114	19,351

Cash at end of the reporting period	$543,560	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

F-5

Progressive Green Solutions, Inc.

June 30, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Progressive Green Solutions, Inc.

Progressive Green Solutions, Inc. (the “Company”) was incorporated on August 26, 2011, under the laws of the State of Nevada as MarketingMobileText, Inc. MarketingMobileText, Inc. subsequently changed its corporate name to Progressive Green Solutions, Inc.

On March 7, 2014, the Company acquired all of the membership interests of Green Remanufacturing Solutions LLC (“GRS LLC”) in exchange for 23,303,920 newly issued post-split shares of the Company’s common stock (the “Exchange”). In connection with the Exchange, the Company adopted the business plan of GRS, and amended its Articles of Incorporation to change its name to Progressive Green Solutions, Inc., effectuate a forward-split on a ten for one basis and increase its authorized capital stock to 300,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

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

Green Remanufacturing Solutions, Inc.

Green Remanufacturing Solutions, Inc. (“GRS Inc.”) was incorporated on June 27, 2011, under the laws of the State of New York. GRS Inc. specialized in reverse logistics, repair and recovery, engineering/quality assurance, warehousing and fulfillment, secondary market sales and e-commerce for retailers and manufacturers of major appliances, small appliances, floor care products, air-conditioning/filtration products, power tools and outdoor power equipment products.

Green Remanufacturing Solutions LLC

Green Remanufacturing Solutions LLC (“GRS LLC”) was formed on May 31, 2012, under the laws of the State of Delaware. The sole purpose of GRS LLC was to carry-on GRS Inc.’s business in the form of a limited liability company. The assets and liabilities of GRS Inc. were carried forward to the GRS, Inc. at their historical costs on the date of conversion. On September 5, 2013 a Certificate of Merger was filed with the State of New York Department of State, Division of Corporations, merging GRS Inc. into GRS LLC.

Applianceplace.com, LLC

Appliance place.com was formed on November 29, 2012 under the laws of the State of New York and is 100% owned by the Company.

Note 2 – Significant and Critical Accounting Policies and Practices

The management of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(ii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.
(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (A) significant under-performance or losses of assets relative to expected historical or projected future operating results; (B) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (C) significant negative industry or economic trends; (D) increased competitive pressures; (E) a significant decline in the Company’s stock price for a sustained period of time; and (F) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income is not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company having incurred recurring losses, (b) general economic conditions, and (c) the Company’s ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates and assumptions, and certain estimates and assumptions are difficult to measure or value.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest

Green Remanufacturing LLC	The State of Delaware	May 31, 2012 (March 7, 2014)	100%

Appliancesplace, com, LLC	The State of New York	November 29, 2012 (March 7, 2014)	100%

The consolidated financial statements include all accounts of the Company as of and for the reporting periods then ended.

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3 – Pricing inputs that are generally observable inputs and not corroborated by market data.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, software and hardware and leasehold improvements are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The impairment charges, if any, are included in operating expenses in the accompanying statements of income and comprehensive income (loss).

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

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determines when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company had no allowance for bad debt at June 30, 2014 or December 31, 2013.

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

Inventories

Inventory Valuation

The Company values inventories, consisting of raw materials, consumables, packaging material, finished goods, and purchased merchandise for resale, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates; (ii) estimates of future demand; (iii) competitive pricing pressures; (iv) new product introductions; (v) product expiration dates; and (vi) component and packaging obsolescence.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement (*)	6

Property and equipment	7-15

Software	5

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

In accordance with paragraphs 840-10-25-29 and 840-10-25-30 of the FASB Accounting Standards Codification, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via a sales invoice or contract; product delivery is evidenced by a warehouse shipping log as well as a signed bill of lading from the transport company and title transfers upon shipment; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Net sales of products represent the invoiced value of goods, net of sales taxes. The Company is not subject to charge sales tax as the Company sells to wholesale distributors and is thereby exempt from charging sales tax. Sales or output sales tax is borne by customers in addition to the invoiced value of sales and purchase or input sales tax is borne by the Company in addition to the invoiced value of purchases to the extent not exempt due to the purpose of the acquisition. As the Company is a remanufacturer of consumer returns and a seller to wholesalers, all goods purchased for the use in the remanufacturing process are exempt of input sales tax.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2014 or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.    Identify the contract(s) with the customer

2.    Identify the performance obligations in the contract

3.    Determine the transaction price

4.    Allocate the transaction price to the performance obligations in the contract

5.    Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is continuing operations and hopes to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013

Raw materials	$343,524	$256,320
Finished goods	359,937	412,488
Inventory Reserve	(120,533)	(120,533)
	$582,928	$548,275

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended June 30, 2014 or 2013.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	December 31, 2013

Buildings and leasehold improvements	6	$563,267	$539,623

Property and equipment	7-15	102,943	40,562

Software	5	159,339	121,092

		825,549	701,277

Less accumulated depreciation and amortization (i)		(222,064)	(160,876)

		$603,485	$540,401

(i)          Depreciation and Amortization Expense

Depreciation and amortization expense was $61,188 and $45,522 for the six months ended June 30, 2014 and 2013, respectively.

(ii)         Impairment

The Company completed its annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2013.

Note 6 – Related Party Transactions

Advances from Stockholders

From time to time, the stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable - Stockholders

Notes payable - Stockholders consisted of the following:

	June 30, 2014	December 31, 2013

On October 15, 2013 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $150,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$-	$151,116

On December 23, 2013 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $75,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum until the note is fully repaid. The note is due on demand.	-	75,558

	$-	$226,674

Note 7 – Commitments and Contingencies

Operating Lease - Yaphank Facility

On August 10, 2011, the Company entered into a non-cancelable operating lease for office space expiring on March 31, 2017. The Company has entered into a new lease with the Landlord to annex another adjacent portion of the facility at the current location to expand its storage and remanufacturing capabilities.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2014 (remainder of year)	197,154

2015	408,108

2016	422,392

2017	437,242

$1,464,896

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

Issuance of Common Stock

During the interim period ended June 30, 2014, the Company sold an aggregate of 3,679,014 shares of Common Stock for the aggregate offering price, net of costs of $2,368,200.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales		Accounts Receivable
	Six Months Ended		at
	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013
Customer A	11%	5%	21%	8%

Customer B	10%	9%	6%	17%

Customer C	9%	7%	7%	4%

Customer D	8%	-%	9%	-%

Customer E	6%	-%	3%	-%

Customer F	5%	-%	(1)%	-%

Customer G	5%	7%	5%	-%

Customer H	5%	-%	(0)%	-%

Customer I	4%	2%	6%	3%

Customer J	4%	-%	6%	-%

Customer K	2%	12%	10%	22%

Customer L	2%	-%	2%	-%

Customer M	2%	-%	-%	-%

	73%	41%	74%	55%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	Six Months Ended		At
	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013
Vendor A	31%	37%	29%	12%

Vendor B	8%	14%	18%	40%

Vendor C	4%	2%	3%	2%

	43%	53%	51%	53%

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined there were no reportable events to be disclosed.

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

Plan of Operation

Our plan of operations over the next twelve months includes (i) sales revenue of $5,000,000; (ii) securing service contracts with major appliance manufacturers; and (iii) evaluating potential new markets. In order to implement our plan of operation, we will need to obtain outside funding.

The Company maintains a significant level of inventory for a typical company of its size, and we are currently focusing a significant portion of our operations on sales to reduce these levels. Additionally, our production team is currently gearing up production to our maximum levels in the coming months in order to turn raw materials into finished goods ready for shipment. One of our recent limiting production factors was available floor space in the warehousing and distribution segment. However, in early 2013 the Company secured additional floor space in an adjacent building to our current facility to bring the total floor space in use to appoximately70,000 square feet. Additional construction was recently undertaken to expand the production areas from three to seven production lines in order to accommodate additional business.

The Company is continually looking at new supply sources of products for servicing, remanufacturing/refurbishing and selling, but also remains active in pursuing service agreements with vendors, whereby the Company will be charging vendors for servicing their products. The service agreement business model allows the Company to increase revenue without the need to purchase inventory.

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

Results of Operations

For the Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013

Revenue

For the three months ended June 30, 2014, revenue from operations were $854,957, compared to $753,811 for the three months ended June 30, 2013, an increase of $101,146. The increase is related to market conditions, increased inventory available for sale and an addition to the sales team late in June 2014.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2014, was $969,064, compared to $456,544 for the three months ended June 30, 2013, an increase of $512,520. The increase included an adjustment of $239,537 to cost of revenue to reverse an adjustment made in Q1 to finished goods inventory valuation.

Gross (Loss) Profit

For the three months ended June 30, 2014, gross loss from sales was $(114,107), compared to $297,267 for the three months ended June 30, 2013, resulting in a decrease of $411,374. The decrease in gross profit is primarily related to an adjustment of $239,537 to cost of revenue to reverse an adjustment made in Q1 to finished goods inventory valuation.

Operating Expenses

Total operating expenses for the three months ended June 30, 2014, were $643,176, resulting in a net loss of $772,951, compared to total operating expenses of $405,305 for the three months ended June 30, 2013, which resulted in a net loss of $108,203. This increase in expenses was primarily due to costs associated with additional salaried staff and additional filing expenses due to the new company structure.

For the Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013

Revenue

For the six months ended June 30, 2014, revenue from operations were $1,612,446, compared to $1,577,975 for the six months ended June 30, 2013, an increase of $34,471. The increase is related to greater availability of inventory for sale and an addition to the sales team late in June 2014.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2014, was $1,291,411, compared to $1,424,891 for the six months ended June 30, 2013, a decrease of $,133,480. This decrease is related to the adoption of the capitalization of direct labor and packaging costs, which was introduced on September 1, 2013.

Gross Margin

For the six months ended June 30, 2014, gross profit from sales was $321,035, compared to $153,084 for the six months ended June 30, 2013, an increase of $167,951. This increase is related to increased sales due to the new supply chain of air conditioners and the adoption of the capitalization of direct labor and packaging costs, which was introduced on September 1, 2013.

Operating Expenses

Total operating expenses for the six months ended June 30, 2014, were $1,151,757, resulting in a net loss of $846,390, compared to total operating expenses of $861,460 for the six months ended June 30, 2013, which resulted in a net loss of $706,880. This increase in expenses was related to an increase in occupancy costs due to the additional floor space, higher insurance costs, the additional costs associated with the raising of the private equity funding and additional costs relating to the filing requirements of the new company structure.

Liquidity & Capital Resources

As of June 30, 2014, the Company had a cash balance of $543,560. Using an annualized figure of $2,303,515 for our operating expenses, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $191,960 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than three months.

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

The Company’s contractual obligations as of June 30, 2014 are as follows:

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Member Loans	$273,950	$273,950
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$273,950	$273,950	-	-	-

The Company currently has in place agreements with two suppliers of input products, which the Company is obliged to accept. While there is no defined delivery schedule, volume or value specified in these agreements, these input products are the basis of the Company’s ability to operate. As of the date hereof, the Company has no pending obligations with these two vendors.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $2,303,515. These expenses will be financed through capital raised from future sales of our securities. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless adequate financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2014 the Company accepted subscriptions for 153,334 shares of Common Stock at the price of $0.75 per share for aggregate proceeds of $115,000.

The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, based on its belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 "non-accredited" investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2014.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: August 5, 2014	By:	/s/ Rick Hamilton
		Name:	Rick Hamilton
		Title:	President (Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Stelios Michaelides
		Name:	Stelios Michaelides
		Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

