Form 10-Q
period 2014-09-30
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2014-11-19
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Yes ☐ No ☒

As of November 19, 2014, there were 33,086,782 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Green Solutions, Inc.

September 30, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013	F-2

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2013 and for the Interim Period Ended September 30, 2014 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Progressive Green Solutions, Inc.

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$98,794	$75,114
Accounts receivable	407,433	277,603
Inventories	709,860	548,275
Advance on purchases	75,018	-
Prepayments and other current assets	48,424	47,180

Total current assets	1,339,529	948,172

PROPERTY AND EQUIPMENT
Property and equipment	102,944	40,562
Accumulated depreciation	(8,424)	(2,975)

Property and equipment, net	94,520	37,587

SOFTWARE AND HARDWARE
Software and hardware	183,181	121,092
Accumulated amortization	(35,684)	(13,408)

Software and hardware, net	147,497	107,684

LEASEHOLD IMPROVEMENTS
Leasehold improvements	563,267	539,623
Accumulated amortization	(212,926)	(144,493)

Leasehold improvements, net	350,341	395,130

OTHER ASSETS	204,693	34,693

Total assets	$2,136,580	$1,523,266

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$500,629	$858,633
Notes payable - stockholders	-	226,674
Advances from stockholders	500	566,136
Total current liabilities	501,129	1,651,443

Total liabilities	501,129	1,651,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding		-
Common stock par value $0.001: 300,000,000 shares authorized; 33,038,138 and 23,303,920 shares issued and outstanding, respectively	33,038	23,304
Additional paid-in capital	5,538,671	2,304,088
Accumulated deficit	(3,936,258)	(2,455,569)

Total stockholders' equity (deficit)	1,635,451	(128,177)

Total liabilities and stockholders' equity (deficit)	$2,136,580	$1,523,266

See accompanying notes to the financial statements.

 Progressive Green Solutions, Inc.

Consolidated Statements of Operations

	For the Nine Months	For the Nine Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$2,301,663	$2,503,585	$694,284	$923,469

COST OF GOODS SOLD	1,886,158	2,107,659	586,629	672,443

GROSS MARGIN	415,505	395,926	107,655	251,027

OPERATING EXPENSES:
Salaries and wages	641,172	436,146	227,366	170,913
Professional fees	457,019	455,719	238,191	163,835
Rent & Occupancy	395,507	267,656	130,234	102,187
SG&A	395,108	121,203	131,057	38,176

Total operating expenses	1,888,807	1,280,724	726,847	475,111

LOSS FROM OPERATIONS	(1,473,302)	(884,797)	(619,192)	(224,085)

OTHER (INCOME) EXPENSE:
Other (income) expense	7,387	76,852	7,807	30,685

Other (income) expense, net	7,387	76,852	7,807	30,685

LOSS BEFORE INCOME TAX PROVISION	(1,480,689)	(961,649)	(627,000)	(254,769)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(1,480,689)	$(961,649)	$(627,000)	$(254,769)

Earnings per share
- Basic and diluted	$(0.05)	$(0.04)	$(0.02)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	29,511,995	$23,303,920	31,504,604	23,303,920

See accompany notes to the financial statements

Progressive Green Solutions, Inc.

 Consolidated Statement of Stockholders' Equity (Deficit)

For the Year Ended December 31, 2013 and for the Interim Period Ended September 30, 2014

(Unaudited)

			Additional		Total
	Common Stock Par Value $0.001		Paid-In		Stockholders'
	Number of Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2012	23,303,920	$23,304	$2,304,088	$(1,249,281)	$1,078,111

Net loss				(1,206,288)	(1,206,288)

Balance, December 31, 2013	23,303,920	23,304	2,304,088	(2,455,569)	(128,177)

Reverse acquisition adjustment	4,560,003	4,560	(6,273)		(1,713)

Issuance of common shares for cash at $0.75 per share,
net of issuance cost	3,679,014	3,679	2,364,521		2,368,200

Issuance of common shares for cash at $0.75 per share,
on August 26, 2014	1,245,334	1,245	932,755		934,000

Issuance of common shares to placement agent
plus fees on August 26, 2014	139,867	140	(121,560)		(121,420)

Issuance of common shares for cash at $0.75 per share,
on September 5, 2014	100,000	100	74,900		75,000

Issuance of common shares to placement agent
on September 5, 2014 + fees	10,000	10	(9,760)		(9,750)

Net loss				(1,480,689)	(1,480,689)
Balance,September 30, 2014	33,038,138	$33,038	$5,538,671	$(3,936,258)	$1,635,452

Progressive Green Solutions, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,480,689)	$(961,649)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	96,158	72,852
Changes in operating assets and liabilities:
Accounts receivable	(129,830)	(231,059)
Inventories	(161,585)	246,953
Advance on purchases	(75,018)	90,094
Prepayments and other current assets	(1,244)	(47,180)
Other assets	(170,000)	-
Accounts payable and accrued expenses	(358,004)	336,365

NET CASH USED IN OPERATING ACTIVITIES	(2,280,212)	(493,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(62,382)	(11,415)
Purchase of software and hardware	(62,089)	(103,092)
Purchase of leasehold improvements	(23,644)	(35,991)

NET CASH USED IN INVESTING ACTIVITIES	(148,115)	(150,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) stockholders'/members	(565,636)	170,500
Notes payable to members	(226,674)	444,517
Proceeds from issuance of common stock	3,244,317	(328,011)
Members' capital contribution	-	(338,411)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,452,007	(51,405)

NET CHANGE IN CASH	23,680	(695,527)

Cash at beginning of the reporting period	75,114	19,351

Cash at end of the reporting period	$98,794	$(676,176)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Progressive Green Solutions, Inc.

September 30, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Progressive Green Solutions, Inc.

Progressive Green Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada as MarketingMobileText, Inc. on August 26, 2011. MarketingMobileText, Inc. subsequently changed its corporate name to Progressive Green Solutions, Inc.

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

Green Remanufacturing Solutions LLC

Green Remanufacturing Solutions LLC (“GRS LLC”) was formed on May 31, 2012, under the laws of the State of Delaware. The sole purpose of GRS LLC was to carry-on GRS Inc.’s business in the form of a limited liability company. The assets and liabilities of GRS Inc. were carried forward to the Company at their historical costs on the date of conversion. On September 5, 2013 a Certificate of Merger was filed with the State of New York Department of State, Division of Corporations, merging GRS Inc. and the Company into the Company.

Applianceplace.com, LLC

Applianceplace.com LLC was formed on November 29, 2012 under the laws of the State of New York and is a wholly-owned subsidiary of the Company.

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

Basis of Presentation – Unaudited Interim Financial Information

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(ii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.
(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (A) significant under-performance or losses of assets relative to expected historical or projected future operating results; (B) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (C) significant negative industry or economic trends; (D) increased competitive pressures; (E) a significant decline in the Company’s stock price for a sustained period of time; and (F) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3 – Pricing inputs that are generally observable inputs and not corroborated by market data

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company had no allowance for bad debt at September 30, 2014 or December 31, 2013.

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

Pursuant to Section 850-10-20 the related parties include (a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings Per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2014 or 2013.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).

The Update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

This Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Inventories

Inventories consisted of the following:

	September 30, 2014	December 31, 2013

Raw materials	$376,378	$256,320
Finished goods	453,375	412,488
Inventory reserve	(120,533)	(120,533)
Inventory purchased for resale	640	-
	$709,860	$548,275

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended September 30, 2014 or 2013.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	December 31, 2013

Buildings and leasehold improvements	6	$563,267	$539,623

Property and equipment	7-15	102,944	40,562

Software	5	183,181	121,092

		849,392	701,277

Less accumulated depreciation and amortization (i)		(257,034)	(160,876)

		$592,358	$540,401

(i) Depreciation and Amortization Expense

Depreciation and amortization expense was $96,158 and $72,852 for the nine months ended September 30, 2014 and 2013, respectively.

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

During the interim period ended September $565,636 of advances ware repaid to stockholders.

Notes Payable - Stockholders

Notes payable - Stockholders consisted of the following:

	September 30, 2014	December 31, 2013

On October 15, 2013 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $150,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand. This note was repaid during the quarter ended March 31, 2014.	$-	$151,116

On December 23, 2013 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $75,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum until the note is fully repaid. The note is due on demand. This note was repaid during the quarter ended March 31, 2014.	-	75,558

	$-	$226,674

Note 7 – Commitments and Contingencies

Operating Lease

Operating Lease - Yaphank Facility

On August 10, 2011, the Company entered into a non-cancelable operating lease for office space expiring on March 31, 2017. The Company has entered into a new lease with the Landlord to annex another adjacent portion of the facility at the current location to expand its storage and remanufacturing capabilities.

Future base rent minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2014 (Q4)	102,152

2015	421,015

2016	435,783

2017	458,905

$1,417,855

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

Issuance of Common Stock

During the interim period ended September 30, 2014, the Company sold an aggregate of 5,024,348 shares of its Common Stock for $3,377,200, net of issuance costs of $131,170. In association with the sale of common stock, the Company issued 149,867 shares of common stock to the placement agent whose costs are included in the aforementioned sum of $131,170.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales		Accounts Receivable
	Nine months ended		at
	September 30, 2014	September 30, 2013	September 30, 2014	December 31, 2013
Customer A	9%	6%	9%	44%

Customer B	9%	7%	5%	6%

Customer C	8%	22%	7%	8%

Customer D	6%	3%	2%	-%

Customer E	5%	-%	-%	-%

Customer F	4%	8%	15%	8%

Customer G	4%	-%	-%	-%

Customer H	4%	5%	4%	-%

Customer I	4%	-%	3%	-%

Customer J	3%	0%	7%	-%

Customer K	3%	7%	10%	-%

Customer L	3%	2%	-%	-%

Customer M	3%	1%	2%	-%

	65%	61%	64%	66%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	Nine months ended		At
	September 30, 2014	September 30, 2013	September 30, 2014	December 31, 2013
Vendor A	55%	56%	55%	7%

Vendor B	12%	16%	13%	9%

Vendor C	10%	0%	0%	0%

	77%	72%	68%	16%

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there the following reportable subsequent event was required to be disclosed:

On October 24, 2014, the Company issued 100,000 shares of common stock in consideration for a subscription in the amount of $75,000. In connection with the sale of shares of common stock, the Company issued 10,000 shares of common stock as compensation to its placement agent.

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

Plan of Operation

Our plan of operations over the next twelve months includes (i) sales revenue of $6,250,000; (ii) securing service contracts with consumer product manufacturers and service providers; (iii) evaluating new markets potentials; and (iv) implementing a retail e-commerce business line. In order to implement our plan of operation, we will need to obtain outside funding.

The Company maintains a significant level of inventory for a typical company of its size, and we are currently focusing a significant portion of our operations on sales to reduce these levels. Additionally, our production team is currently gearing up production to our maximum levels in the coming months in order to turn raw materials into finished goods ready for shipment. The production area was recently retrofitted to improve the efficiencies of the production area to accommodate additional business opportunities.

The Company is continually looking at new supply sources of products for servicing, remanufacturing/refurbishing and selling, but also remains active in pursuing service agreements with vendors, whereby the Company will be charging vendors for servicing their products. The service agreement business mode allows the Company to increase revenue without the need to purchase inventory, thereby reducing cash flow constraints

The Company believes that it will need a minimum of $3,000,000 to cover its planned operations over the next 12 months. This estimate includes (i) $1,750,000 for acquisition of product for manufacturing and selling; (ii) $250,000 for further developing the production areas; and (iii) $1,000,000 for general and administrative costs.

Results of Operations

For the Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013

Revenue

For the three months ended September 30, 2014, revenue from operations was $694,284, compared to $923,469 for the three months ended September 30, 2013, a decrease of $229,185 (-25%). This decrease is related in part to the type and quantity of consumer returns that the Company received from Vendor A and Vendor B during the second and third quarter of 2014 and the Company’s customer demand for these returns was not in step with the returns received.

Cost of Goods

Our cost of goods for the three months ended September 30, 2014, was $586,289 compared to $672,444 for the three months ended September 30, 2013, a decrease of $85,814 (13%). The decrease is related to lower sales volume.

Gross Margin

For the three months ended September 30, 2014, gross profit from sales was $107,103, compared to $251,025 for the three months ended September 30, 2013, resulting in a decrease of $143,922, a 57% reduction. The decrease in gross profit is primarily related to lower sales volume and increased efficiency by the production staff as a result of the improvements to the production space.

Operating Expenses

Total operating expenses for the three months ended September 30, 2014 was $ 678,301, resulting in a net loss of $ 626,043, compared to total operating expenses of $ 475,111 for the three months ended September 30, 2013, which resulted in a net loss of $254,769. This is an increase of $371,770 or 146%. This increase in expenses was primarily due to an increase in rent expenses and salaries.

For the Nine months ended September 30, 2014, Compared to the Nine months ended September 30, 2013

Revenue

For the nine months ended September 30, 2014, revenue from operations were $2,315,864 compared to $2,503,584 for the nine months ended September 30, 2013, a decrease of $187,721 (7%). This decrease is related to the type and quantity of consumer returns that the Company received from Vendor A and Vendor B during the second and third quarter of 2014 and the Company’s customer demand for these returns was not in step with the returns received.

Cost of Goods

Our cost of revenue for the nine months ended September 30, 2014, was $1,886,158, compared to $ 2,107,659 for the nine months ended September 30, 2013, a decrease of $221,501 (11%). This decrease is related to lower sales volume.

Gross Margin

For the nine months ended September 30, 2014, gross profit from sales was $415,505, compared to $395,926 for the nine months ended September 30, 2013, resulting in an increase of $19,678 (5%). This increase is related to increased efficiencies in direct labor.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2014, was $1,759,260 , resulting in a net loss of $ 1,477,262, compared to total operating expenses of $ 1,280,724 for the nine months ended September 30, 2013, which resulted in a net loss of $961,649. These figures constitute a year over year increase in losses of $515,612 or 54% This increase in expenses was related to increases in rent expense and salaries.

Liquidity & Capital Resources

As of September 30, 2014, the Company had a cash balance of $98,794. Using an annualized figure of $2,345,679 for our operating expenses, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $195,473 a month. Given the amount of cash currently on hand, we need to raise cash within the next 30 days.

Over the next 12 months would like to raise a minimum of $2,500,000 and a maximum of $3,500,000 in order to continue our marketing plan and expand our customer base. To achieve our goals, a large portion of the funds raised will be invested in advertising, product purchases, marketing, travel and product development expenses. Our success is contingent upon having enough capital to build a strong customer base to support the business. We hope to raise additional funds within the next six months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations. There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the U.S.

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

The Company’s contractual obligations as of September 30, 2014 are as follows:

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Member Loans
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total			-	-	-

The Company currently has in place arrangements with two suppliers of input products. While there is no defined deliver schedule, volume or value specified in these arrangements, these input products are the basis of the Company’s ability to operate. As of the date hereof, the Company has no pending obligations with these two vendors.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $2,345,679. These expenses will be financed through capital raised from future sales of our securities. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless adequate financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2014 the Company sold 1,245,334 shares of common stock, par value $0,001 per share (the “Common Stock”) for subscriptions in the aggregate amount of $934,000.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The documents executed in connection with these issuances contain representations to support the Company’s reasonable belief that the investors had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2014.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 24, 2012, the Company sold 100,000 shares of Common Stock in consideration for $75,000. In connection with the sale of the shares of common stock, the Company issued 10,000 shares of common stock as compensation to its placement agent.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The documents executed in connection with these issuances contain representations to support the Company’s reasonable belief that the investors had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

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

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: November 19, 2014	By:	/s/ Rick Hamilton
		Name:	Rick Hamilton
		Title:	President
(Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Eugene Fernandez
		Name:	Eugene Fernandez
		Title:	Vice President, Interim Chief
Financial Officer (Principal Accounting and Financial Officer)

