Form 10-K
period 2014-12-31
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2015-05-08
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-178652

PROGRESSIVE GREEN SOLUTIONS, INC

(Exact name of registrant as specified in its charter)

Nevada	45-3539010
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

445 County Road 101, Suite E Yaphank, New York	11980
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (631) 775-8920

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $25,413,002. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of May 8, 2015, there were 33,086,782 shares outstanding of the registrant’s common stock.

PROGRESSIVE GREEN SOLUTIONS, INC.

PART I

Forward-Looking Statements

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payers and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions and our ability to timely develop new products or services that will be accepted by the market.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1. Business.

Organization

Progressive Green Solutions, Inc. (the “Company” or “PGSC”) (formerly MarketingMobileText, Inc.) was incorporated under the laws of the State of Nevada on August 31, 2011. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Progressive Green Solutions, Inc.

Share Exchange Transaction with Green Remanufacturing Solutions, LLC

On March 7, 2014, the Company, then called “MarketingMobileText, Inc.”, entered into and consummated that certain Agreement and Plan of Share Exchange (the “Exchange Agreement”) among the Company, Slimko Holdings LLC, the principal stockholder of the Company (the “Majority Shareholder”), Green Remanufacturing Solutions LLC, a Delaware limited liability company (“GRS”), and the members of GRS (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of GRS (the “Exchange”).

Pursuant to the Exchange Agreement, (i) the Company agreed to acquire all of the outstanding membership interests of GRS in exchange for the issuance of an aggregate 2,300,000 pre-split shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) the Majority Shareholder agreed to retire 9,944,000 shares of the Company’s outstanding Common Stock. As a result of the Exchange, GRS became a wholly-owned subsidiary of the Company. Following the consummation of the Exchange and giving effect to the securities sold in the Offering (as defined below), the members of GRS beneficially owned approximately 82% of the Company’s issued and outstanding Common Stock.

Also on March 7, 2014, the Company authorized an amendment to its Articles of Incorporation (the “Amendment”) to (i) change the name of the Company to “Progressive Green Solutions, Inc.”; (ii) increase the number of its authorized shares of capital stock from 300,000,000 shares to 310,000,000 shares, of which 300,000,000 shares were designated as common stock, par value $0.001 per share, and 10,000,000 shares were designated as “blank check” preferred stock, par value $0.001 per share (the “Preferred Stock”); and (iii) to effect a forward split such that ten (10) shares of Common Stock were issued for every one (1) share of Common Stock issued and outstanding immediately prior to the Amendment (the “Split”).

Simultaneously upon the Closing, the Company closed an offering (the “Offering”) of its Common Stock pursuant to which the Company sold an aggregate of 352,568 shares of Common Stock for a total purchase price of $2,644,250.

Prior to the Exchange, the Green Remanufacturing Solutions Inc.’s 2014 Employee Incentive Stock Option Plan (the “Plan”) was adopted by the Board and the Company’s Stockholders. Under the Plan, 2,146,660 shares of the Company’s Common Stock were reserved for issuance as incentive awards granted to executive officers, key employees, consultants and directors after the Closing.

At the effective time of the Exchange, the Company’s Board of Directors and officers was reconstituted by (i) the resignation of Anselm Bartholomew as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company and (ii) the appointment of Eugene Fernandez as Vice President of Business Development and Director, Michael Cox as Chief Operating Officer, Vice President of Development and Operations and Director, Rick Hamilton as President, Anthony Williams as Director, Stelios Michaelides as Chief Financial Officer, Slawomir Mochalski as Vice President of Operations, Robert Madden as Vice President of Sales and Richard Kiec as Vice President of Engineering.

Company Overview

The Company is the parent corporation of (i) GRS (www.greenrsus.com), a full service returns management solution provider that specializes in the reverse logistics and asset recovery space and (ii) AppliancesPlace.com, LLC, an e-commerce portal which is currently under development.

GRS is a full service returns management solution provider that specializes in reverse logistics, repair and recovery, engineering/quality assurance, warehousing and fulfillment, recycling, secondary market sales and e-commerce for retailers and manufacturers of major appliances, small appliances, floor care products, air-conditioning/filtration products, power tools and outdoor power equipment products. GRS’ combination of services offers retailers and manufacturers a turn-key solution to manage, ship and process their returned products.

With increasing demand for environmentally sensible product lifecycle management continuing to escalate, GRS’ services provide retailers and manufacturers with the opportunity to recover value from returned product that might otherwise be discarded or only partially recovered. By leveraging GRS’ integrated logistics network and operating expertise, retailers and manufacturers may recover significant value from their returns in an environmentally responsible way.

GRS manages the entire reverse logistics process for retailers and manufacturers by simplifying the returns process through its freight management and return center programs. GRS’ customized freight management and return center programs provide retailers and manufacturers with cost effective services from the moment a return authorization is issued to the time the returned product is shipped and received to GRS’ return center. Once processed at GRS’ return center, GRS provides the retailer or manufacturer with a receiving report that contains the customer name, customer location, return authorization number, model number, serial number and condition of product received. By unifying a retailer’s or manufacturer’s returns through GRS’ return center, costly handoffs, double handling, credit reconciliation errors and shrinkage are vastly reduced, thereby leading to an increase in value recovery.

GRS’ repair and recovery solutions are built on management’s reverse logistics experience and value recovery. Further, GRS’ remanufacturing/refurbishing processes entail refurbishing and/or fully disassembling each product to its component form. Each product and component is then inspected, repaired and remanufactured/refurbished. All remanufactured/refurbished products are mechanically and cosmetically comparable to a brand new product. The remanufactured/refurbished components are reassembled by GRS’ trained technicians that follow a strict schedule of safety and performance testing to original equipment manufacturer specifications.

Integral to GRS’ Returns Management solutions is its Engineering/Quality Assurance component. GRS’ highly skilled team of product engineers inspect, evaluate and collect all data as it relates to product defects as part of its returns intake procedure. As part of the intake process, GRS inspects all products for serial defects, manufacturing defects, shipping damage, customer abuse and buyer remorse. The data collected is then used to assist a retailer or manufacturer in determining the root causes of a defect or to establish trends about certain defects and assists the retailer, manufacturer or GRS to proactively manage and correct defects as well as to aid in the location of defective products at various levels within the supply chain. This value added service helps reduce the corrective action cycle time between the time of manufacture and ultimate distribution to retailers.

GRS’ Engineering/Quality Assurance offerings also include providing manufacturers with consultation on existing and new products in development. As part of this service, GRS’ engineers identify potential defects or failures thereby providing a manufacturer with time to source replacement parts, new inventory, staff services centers and, if necessary, recall procedures.

Products

The following represents a sample list of consumer products industries that GRS is working with for potential returned product management or remanufacturing programs:

•	Major Appliances: refrigerators, ovens, dishwashers, washers, dryers, freezers, wine coolers, beverage coolers and over the counter microwaves;
•	Small Appliances: counter top microwaves, compact refrigerators, portable washers, coffee makers, espresso/cappuccino makers, toaster ovens, blenders and food processors;
•	Floor Care Products:Vacuums, steam cleaners and robotic vacuums;
•	Air Conditioning/Filtration Products: window air conditioners, thru-wall air conditioners, portable air conditioners, dehumidifiers, air purification systems, space heaters and split HVAC units;
•	Outdoor Power Equipment: pressure washers, compressors, generators, chain saws and lawn mowers; and
•	Power Tools: electric and battery operated drills, circular saws, chop saws, bench grinders and belt sanders.

Raw Materials and Supplies

GRS receives replacement parts from its manufacturer customers, third party suppliers or units which it scraps. If such replacement parts are not available, GRS procures same from third parties, for which GRS pays full freight or a discounted price depending on whether the third party has a relationship with the manufacturer. The Company believes it will be able to effectively manage any unexpected surge in demand for replacement parts.

Marketing

GRS’ target market is the consumer products industry which has traditionally been subject to either ‘destroy-in-field’ programs or ‘remit to landfill’ programs. While GRS’ primary focus is in the consumer products industry, GRS also has the capability to expand into non-consumer products offerings through GRS’ diverse array of reverse logistics, return center and reprocessing capabilities.

The escalation of policies and regulations governing product lifecycle management coupled with consumer demand for environmentally sensible products has proven to be an important stimulus for the returned product management and remanufacturing industry. As a result, the returned product management and remanufacturing industry is continually changing to meet new policies and regulations.

GRS is a full service returns management solutions provider, focusing on the following business objectives:

•	Excellence in asset recovery;
•	Implementation of superior quality control programs that enhance a retailer or manufacturers brand;

•	Development of a loyal and satisfied customer base;
•	Being a leader in environmentally friendly product lifecycle management;
•	Establishment of a market presence and product mix that assures short and long term profitability and growth; and
•	Providing a variety of product offerings.

Secondary Market Sales / E-Commerce

GRS is equipped to assist manufacturers in selling their remanufactured/refurbished products to domestic and international markets through GRS’ established secondary market network. This service enables manufacturers to retain ownership of their product and control the secondary market where both traditional and online discount retailers are selling the products worldwide.

Sales Strategy

The selling process will initially depend upon personal selling, trade shows, networking and advertising to inform potential customers about the services we offer and the benefits of outsourcing returns programs to GRS. The Company’s marketing process further highlights the menu of services offered by GRS and supports the financial and operational benefits for retailers and manufacturers to collaborate with the Company.

GRS intends to further grow its business by expanding its service offerings to its existing clientele and marketing to specific new manufacturers. All criteria from customer satisfaction, services fulfillment and price competitiveness are examined and reviewed thoroughly in order to maintain its proficiencies.

Competition

Competition in the returns management industry is concentrated around three distinct, but related niches. These niches are: (i) original equipment manufacturers (“OEMs”); (ii) refurbishers; and (iii) remanufacturers.

•	OEMs. OEMs represent the most common form of competition to GRS. Most OEMs either attempt to recover their returned product themselves or are forced into a ‘destroy-in-field’ situation due to the location of the returned product and their factories. In either event, many OEMs face difficulties in recovering their product as they are not strategically located to collect their products efficiently.

•	Refurbishers. Refurbishers are companies that often purchase or receive returned products without providing return product and reverse logistic services. They typically only perform minor part replacements and minor non-mechanical repairs and often lack the expertise, engineering background and partnership with a retailer or manufacturer to operate a facility at which returned products are brought back to required specifications.

•	Remanufacturers. Remanufacturers are companies that receive returned products without providing return product management and reverse logistic services. These type remanufacturers often leave the logistics and the initial return center operations to the manufacturer, where more often than not, the manufacturer has received, sorted and quality inspected the returned product. The returned products are then reshipped to a remanufacturer for processing. It is at this point where an asset recovery gap is potentially created, unless the retailer or manufacturer adopts a full service returns management solution, such as the one offered by GRS.

There can be no assurance that the Company will compete successfully with existing or new competitors, or that the competition will not have a material adverse effect on the business, operating results or financial condition of the Company (See “Risk Factors”).

Employees

As of December 31, 2014, GRS had 29 full-time employees. Training is performed in-house at GRS’ facility by selected management and operational teams. The Company also regularly invites manufacturers to assist and participate in product, process and procedure training. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Government Regulation

We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward. There are no regulatory notifications or actions pending.

Additional Information

Progressive Green Solutions, Inc. is required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Investors may read and copy any document that Progressive Green Solutions, Inc. files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 F Street, N.W., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company’s SEC filings.

Item 1A. Risk Factors.

Risk Factors Related to Our Business

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

We had an accumulated deficit of $2,265,170 at December 31, 2014, a net loss of $2,348,587 and net cash used in operating activities of $2,309,483 for the year then ended. These factors raise substantial doubt in the minds of our auditors about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

We continue to rely on two major customers for most of our revenues; the loss of either customer could adversely affect our business.

Approximately 90-95% of our revenues are derived from two principal relationships. We expect to be dependent on these alliances for the foreseeable future. Our contract with one of these customers expired on December 31, 2014, and there is no guarantee that such customers will renew the contract or otherwise continue to engage in business with us after such date. Termination of either of these strategic alliances could adversely affect our business, operating results and financial condition.

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

We must maintain a relatively large inventory of our products to support customer delivery requirements, and if this inventory is lost due to theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.

We must maintain relatively large inventories to meet customer delivery requirements for our products. We are always at risk of loss of that inventory due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

Either our or our strategic partners’ failure to protect our trade secrets could compromise our competitive position and decrease the value of our brand portfolio.

We rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our or our strategic partners’ trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.

We may face competition and pricing pressures from larger, well-financed and more recognized companies, including the manufacturers of the returned products, and we may not be able to effectively compete with such companies.

Given the size of the market and the minimal barriers to entry in our business, larger, well-financed and more recognized companies may compete with us. The manufacturers themselves may also compete with us, and could have a material adverse effect on our business, operating results, and financial condition. The manufacturers may have an advantage over the business in their ability to reverse engineer a product, and would likely have internal synergies with respect to labor, parts, and supplies that could render us unable to effectively compete within the marketplace.

We estimate that there are numerous companies engaged in the business of remanufacturing the same types of products as us. Several of these entities have greater financial resources than us and as a result, we may not be able to invest comparable levels of funding into its business. There can be no assurance that we will be successful in establishing the creditability of the products and services and financial position necessary to successfully compete against the large, well-established competitors. A failure to do so could mean that we will perform substantially below its expectations and investors could lose some or all of their investment. Furthermore, existing competitors may grow their business, and new competition may enter the market over time, all of which may increase competition and our success.

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

We operate in a highly competitive environment, and its outlook depends on a forecast of our share of sales based on its ability to compete with others in the marketplace. We compete on the basis of price, quality, product performance and customer service. There can be no assurance that our products will be able to compete successfully with other companies’ products. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated raw material shortages, refurbishing or remanufacturing difficulties. Our failure to price its products competitively, its failure to produce products at a competitive cost or an unexpected buildup in inventories, leading to severe downward pressure product prices. Changes in market acceptance of prices, changes in market requirements for price discounts or changes in competitors’ behavior could have an adverse impact on our business, results of operations and financial condition. Failure to maintain and enhance the Company’s competitive position could materially and adversely affect the Company’s business and prospects for business.

We may face quality problems from operational failures that could have a material adverse effect on its business, reputation, financial position and results of operations, and we are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.

Our services, refurbishes, reconditions and remanufactures a variety of major appliances, small appliances, floor care products, air-conditioning/filtration products, power tools and outdoor power equipment products for the secondary market. There can be no assurance that our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental risks. Such operational failures or quality issues could have a material adverse effect on our business, reputation, financial position and results of operations.

Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on third-party suppliers, manufacturers and service providers to secure raw materials (major appliances, small appliances, floor care products, air-conditioning/filtration products, power tools and outdoor power equipment, etc.), parts, components and sub-systems used in it products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. A disruption in deliveries from third-party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet its commitments to customers or could increase its operating costs. Quality and sourcing issues experienced by third-party providers and manufacturers can also adversely affect the quality and effectiveness of our products and services and result in liability and reputational harm.

Our business is subject to the sourcing practices of its secondary market dealers.

We sell finished products through an independent dealer network and directly to end users. Our independent dealer network carries inventories of finished products as part of ongoing operations and adjusts those inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively. In particular, some of our secondary market dealers have the capability in the future to refurbish or remanufacture their own products. We cannot assure that these customers will continue to purchase product from us in the future.

Our products are subject to recall for performance or safety-related issues.

Our products may be subject to recall for performance or safety-related issues. Product recalls subject us to harm to its reputation, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decides, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Any significant product recalls could have a material adverse effect on our results of operations, financial condition and cash flows.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, it may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on its ability to retain and motivate existing employees. Due to our reliance upon its skilled laborers, the failure to attract, integrate, motivate, and retain current and/or additional key employees could have a material adverse effect on our business, operating results and financial condition. We do not maintain key person life insurance for any of its laborers.

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

If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited and our business harmed with a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Eugene Fernandez, our President. Vice President of Business Development and Interim Chief Financial Officer and Michael Cox, our Chief Operating Officer, perform key functions in the operation of our business. The loss of any of these could have a material adverse effect upon our business, financial condition, and results of operations. We do maintain key-person insurance for Michael Cox. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

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

Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline.

Factors that may affect our quarterly results include:

•	delays in sales resulting from potential customer sales cycles;
•	variations or inconsistencies in return on investment models and results;
•	delays in demonstrating product performance or installations;
•	changes in competition; and

•	changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Our strategy may include acquiring companies which may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate desired acquisitions. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customers of the acquired company;
•	difficulties integrating the acquired company’s standards, processes, procedures and controls;
•	difficulties coordinating new product and process development;
•	difficulties hiring additional management and other critical personnel;
•	difficulties increasing the scope, geographic diversity and complexity of our operations;
•	difficulties consolidating facilities, transferring processes and know-how;
•	difficulties reducing costs of the acquired company’s business;
•	diversion of management’s attention from our management; and
•	adverse impacts on retaining existing business relationships with customers.

Risks Related to Our Securities

Our Executive Officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers and certain large shareholders of the Company, hold approximately 44.6% of the voting power of the outstanding shares immediately after the Exchange. These officers have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such our executive officers have the power to prevent or cause a change in control; therefore, without his consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTC Markets OTCQB platform under the symbol “PGSC.” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTC Markets OTCQB quotation platform is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

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

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, $0.001 par value per share Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

GRS is currently a party to a lease agreement for a 69,327 square foot facility located at 445 County Road 101, Yaphank, NY 11980, which is set to expire on March 31, 2017. The current base rent is approximately $33,000 per month and escalates to approximately $38,000 in the final year of the lease.

GRS warehouses the products it remanufactures for its clients and has the ability to redistribute these products to domestic and international secondary market accounts. GRS’ warehousing and multichannel fulfillment capabilities are designed for flexibility, reliability and speed to support both retailers and manufacturers distribution and fulfillment needs. GRS’ warehouse and fulfillment services include order management, pick, pack and ship, and integrated transportation management services.

Item 3.	Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Markets for Registrant’s Common Equity and Related Stockholder Matter.

(a) Market information

Our common stock first became quoted on the Over-the-Counter Bulletin Board under the trading symbol “MMTX” on October 25, 2012. In June 2014, the trading symbol changed to “PGSC.” The following table lists the high and low bid information for our common stock for each quarter in the fiscal years ended 2014 and 2013, respectively:

	2014		2013
	High	Low	High	Low
First Quarter	$-	$-	$-	$-
Second Quarter	$1.60	$0.00	$-	$-
Third Quarter	$3.25	$1.15	$-	$-
Fourth Quarter	$1.99	$0.26	$-	$-

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of December 31, 2014, was approximately 60 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

(d) Securities authorized for issuance under equity compensation plans.

We have 2,146,660 shares of common stock available for issuance under the Green Remanufacturing Solutions, Inc. 2014 Equity Incentive Plan as of December 31, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,146,660	-	2,146,660
Equity compensation plans not approved by security holders	-	-	-
Total	2,146,660	-	-

Description of Securities

Common Stock

The Company’s Amended Articles of Incorporation authorizes the issuance of 300,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote per share on each matter submitted to vote at a meeting of Company’s stockholders. Holders of Common Stock do not have cumulative voting rights. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of Common Stock or other securities. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of Common Stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share of Common Stock entitles its holder to participate ratably in all remaining assets of the Company that are available for distribution to stockholders after providing for each class of stock, if any, having preference over the Common Stock.

Holders of Common Stock have no conversion, preemptive or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock.  The rights of the holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued.

Preferred Stock

The Company’s Amended Articles of Incorporation authorizes the issuance of 10,000,000 shares of “blank check” Preferred Stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

Our plan of operations over the next twelve months includes (i) increasing sales revenues; (ii) securing service contracts with consumer product manufacturers and service providers; (iii) evaluating new potential markets; and (iv) implementing a retail e-commerce business line. In order to implement our plan of operation, we will need to obtain outside funding.

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

The Company is continually looking at new supply sources of products for servicing, remanufacturing/refurbishing and selling, but also remains active in pursuing service agreements with vendors, whereby the Company will be charging vendors for servicing their products. The service agreement business model allows the Company to increase revenue without the need to purchase inventory, thereby reducing cash flow constraints

The Company believes that it will need a minimum of $3,000,000 to cover its planned operations over the next 12 months. This estimate includes (i) $1,750,000 for acquisition of product for manufacturing and selling; (ii) $250,000 for further developing the production areas; and (iii) $1,000,000 for general and administrative costs.

Results of Operations

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The below consolidated results of operations disclosure includes the Company and its wholly-owned subsidiaries: GRS LLC and Appliancesplace.com, LLC.

Revenues

Revenues for the year ended December 31, 2014 were approximately $2,773,196, as compared to $3,245,547 for the year ended December 31, 2013. The decrease in revenues of $472,351 is attributable to the loss of two customers and a request by a major customer to delay product shipment of a 2014 order (see liabilities – Customer Deposits $239,000) until Q1 of 2015.

Current Assets

At December 31, 2014, the Company had current assets of $970,421 and total assets of $1,565,836, compared to December 31, 2013, when current assets were $948,172 and total assets were $1,523,266.

Current Liabilities

Current liabilities at December 31, 2014 were $798,283, compared to $1,651,443 at December 31, 2013. At December 31, 2014, current liabilities are mainly comprised of accounts payable and customer deposits. The decrease in current liabilities as of December 31, 2014 is largely due to the decrease in accounts payable and repayment of notes and advances from stockholders which was accomplished as part of the public offering.

Costs of Goods Sold

Costs of goods sold for the year ended December 31, 2014 were approximately $2,637,062, compared to $2,572,704 for the year ended December 31, 2013. The costs of goods sold for 2014 did not decrease proportionally to the revenue. This is due primarily to an increased level of scrapped inventory and substantial write-downs in inventory value due to obsolescence and items deemed as slow-moving.

Operating Expenses

The Company’s operating expenses were approximately $2,372,736 for the year ended December 31, 2014, compared to $1,836,867 for the year ended December 31, 2013. The increase of $535,869 is primarily attributable to increased compensation paid to our President, Interim Chief Financial Officer and Chief Operating Officer, the fees involved in being a public company, as well as increased utility costs associated with expansion of GRS’s warehouse.

•	Rent & Occupancy: A substantial amount of the change in the Rent & Occupancy costs is related to the re-categorization of certain line items such as utility expense from SG&A to Rent & Occupancy. Utility costs increased $25,000 from 2013 to the year ending December 31 2014 due to the expansion of the warehouse.

•	Professional Fees: Professional fees increased $70,000 year over year due to increased legal and accounting fees relating to our public offering.

•	General & Administrative: General and administrative expenses during the year ended December 31, 2014 were $475,134 as compared to $524,938 for the year ended December 31, 2013. This reduction is partially the result of the regrouping of major expenses that were previously represented as SG&A with Rent & Occupancy. The reduction was offset by increases in comparable expenses such as insurance, which increased by $50,000 due to the acquisition of D&O and key-man insurance.

Net Loss

For the year ended December 31, 2014, the Company had a net loss approximately of $ 2,348,587, or $0.08 per share, compared to a net loss of $1,206,288 or $0.05 per share, for the year ended December 31, 2013. The reason for the increase is attributable to several factors:

1.	Price increase for the consumer returns from Vendor A;

2.	Increased scrap rate of the consumer returns from Vendor A;

3.	Quality of returns from Vendor A declined resulting in additional production labor (overall decreased production) to bring Vendor A’s goods to saleable condition;

4.	Decreased sales due to the quality of product from Vendor A;

5.	An investor relations campaign to bring awareness to the Company;

6.	One-time accounting charges in excess of $100,000 each for straight-lining rent, inventory obsolescence, and bad debt write-offs.

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2014 was $(2,309,483) compared to $239,664 used in operating activities during the year ended December 31, 2013. The substantial increase is due to a combination of lower gross sales (15%), increased expenses as described above and administration costs relating to a public versus private enterprise.

Net Cash Used in Investing Activities

Net cash used in investing activities was $155,301 for the year ended December 31, 2014, compared to $172,783 for the year ended December 31, 2013. This decrease was related primarily to the completion of the warehouse renovation, thereby reducing the need for further investment.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $2,452,007 and $468,211 for the years ended December 31, 2014 and 2013, respectively. The increase in cash is due to the Company’s public offerings of stock that occurred in 2014 (approximately $3,200,000). This line item previously contained private funding from members.

Liquidity and Capital Resources

We will require substantial additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

As of December 31, 2014, the Company had a cash balance of $62,337. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. We currently have no commitments with any person for any capital expenditures.

Using an annualized figure of $1,900,000 for our operating costs, costs are approximately $158,333 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than one month.

Our plan of operations over the next twelve months includes (i) increasing sales revenue to $6,000,000; (ii) securing service contracts with consumer product manufacturers and service providers; and (iii) evaluating new markets potentials and supplemental business lines. In order to implement our plan of operation, we will need to obtain outside funding. The Company maintains a significant level of inventory for a typical company of its size, and we are currently focusing a significant portion of our operations on sales to reduce these levels. The Company’s strategic vision is so shift from purchasing consumer returns to refurbishing consumer goods for a fee. The Company is continually looking at new supply sources of products for servicing, remanufacturing/refurbishing and selling, but is actively pursuing service agreements with vendors, whereby the Company will charge vendors for servicing their products. The service agreement business mode allows the Company to increase revenue without the need to purchase inventory, thereby reducing cash flow constraints. The Company believes that it will need a minimum of $1,500,000 to cover its planned operations over the next 12 months.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

We have incurred losses since inception have net cash used from our operations through the year ended December 31, 2014. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in further developing its operations.

Critical Accounting Policies

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

Net sales of products represent the invoiced value of goods, net of sales taxes. Green Remanufacturing Solutions is not subject to charge sales tax as the Company sells to wholesale distributors and is thereby exempt from charging sales tax. Sales or Output sales tax is borne by customers in addition to the invoiced value of sales and Purchase or Input sales tax is borne by the Company in addition to the invoiced value of purchases to the extent not exempt due to the purpose of the acquisition. As the Company is a remanufacturer of consumer returns and a seller to wholesalers, all goods purchased for the use in the remanufacturing process are exempt of input sales tax. However, Appliancesplace.com, serves retail customers exclusively and collects sales tax from individual sales in the state of New York.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement *	6

Property and equipment	7-15

Computer Equipment & Software	5

* Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method of inventory valuation.

Management assesses the recoverability of the various inventory components on a quarterly basis and is based on the estimated net realizable values of respective finished and in process inventories.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements.

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the foregoing, we have identified the following material weakness in our disclosure procedures:

•	Audit Committee and Financial Expert – The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

There can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective April 22, 2015, Rick Hamilton resigned, the Company’s President and Director. Eugene Fernandez, the Company’s Vice President of Business Development, Interim Chief Financial Officer and Director, was appointed President to fill the vacancy created by Mr. Hamilton’s resignation.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served as such:

Name	Age	Position with the Company

Eugene Fernandez	53	VP of Business Development, Interim Chief Financial Officer, Director

Michael Cox	31	Chief Operating Officer, VP of Operations, Director

Rick Hamilton*	59	President, Director

Anthony Williams	69	Director

* Mr. Hamilton resigned as President and Director effective April 22, 2015.

Eugene Fernandez, 53, Vice President of Business Development, Interim Chief Financial Officer and Director. Mr. Fernandez has served as Vice President since June 2012. Mr. Fernandez comes from a long business career that had him operating in both the private and public sectors. During Mr. Fernandez’s career, he has led a number of startups, raised multiple rounds of private and venture capital and has successfully launched new products that were sold to consumer and enterprise customers. Mr. Fernandez has served as the President of BlueGreen Farms, a real estate development company and construction company, and has spearheaded the development of an industrial scale green agricultural company. Mr. Fernandez holds a B.S. in Business Management from Dominican College.

Michael Cox, 31, Chief Operating Officer, Vice President of Operations and Director. Mr. Cox joined GRS in January 2013 and is responsible for business development, corporate strategy and strategic partnerships. Mr. Cox is an attorney admitted to practice law in New York. Prior to joining GRS in 2013, Mr. Cox represented public and private entities in corporate and regulatory matters. Michael holds a B.S. in Economics from The Pennsylvania State University and a J.D. from Hofstra University School of Law.

Rick Hamilton, 59, President. Mr. Hamilton has over thirty years’ experience as an innovative executive in the high-volume consumer products and merchandising arena. Mr. Hamilton was the founder of National Vendor Service, a sales, merchandising and product training company that serviced the big box retail sector. Mr. Hamilton was the President of Consumer Product Services, LLC from 2008 to 2011. Mr. Hamilton is also the Founder and Chief Executive Officer of Turning Point Recovery Resources, a recovery center for men and women who are recovering from addictions. Mr. Hamilton has been with GRS since 2013. Mr. Hamilton holds a bachelor of electrical engineering technology from the Southern Technical Institute.

Anthony Williams, 69, Director. Anthony Williams is Co-Executive Partner of McKenna, Long & Aldridge’s New York office. He focuses on commercial transactions, including mergers and acquisitions, private equity investments and financings for U.S. and non-U.S. clients. He also counsels domestic and multi-national corporations on all securities law topics and corporate finance matters. In addition to his extensive transactional practice, he acts as general counsel to family offices and private foundations and advises on all of their legal and business needs. After working in its Hong Kong office and founding its San Francisco office, Mr. Williams served as Chairman of Coudert Brothers LLP from 1993 to 2001. He has deep international experience in financial management, investments, accounting and business development. He is a veteran of the United States Army. Mr. Williams holds an A.B., cum laude, from Harvard University and a J.D., from the New York University School of Law where he served as the Managing Editor of the New York University Journal of International Law.

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

Compensation Committee

Our board of directors does not have a separate compensation committee responsible for determining executive and director compensation. Instead, the board of directors fulfills this function, and each member of the Board participates in the determination. Given the small size of the Company and its Board, plus the Company’s limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process. Accordingly, the board of directors has concluded that the Company and its stockholders would be best served at this time by having the entire board of director’s act in place of a compensation committee. When acting in this capacity, the Board does not have a charter.

Code of Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. Our code of ethics is filed as an exhibit to this Form 10-K.

Item 11. Executive Compensation.

Executive Compensation

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers. Compensation data is shown for the years ended December 31, 2014 and 2013. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Eugene Fernandez	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-
Michael C. Cox	2014	69,230.73	-	-	-	-	69,203.73
	2013	-	-	-	-	-	-
Richard Hamilton*	2014	38,461.60	-	75,000	-	-	38,461.60
	2013	-	-	-	-	-	-

* Mr. Hamilton resigned as President and Director effective April 22, 2015.

Director Compensation

The members of our board of directors did not receive compensation for their services as directors for the year ended December 31, 2014.

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2014.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of May 8, 2015, by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o 445 County Road 101, Suite E, Yaphank, New York 11980.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

Eugene Fernandez (2)	9,393,338	28.4%

Michael Cox (3)	3,195,000	9.7%

Rick Hamilton (4)	27,500	* %

Anthony Williams (5)	2,152,130	6.5%

Officers and Directors as a Group (4 persons)	14,767,968	44.6%

(1)	Based upon 33,086,782 shares of common stock outstanding as of May 8, 2015.

(2)	Includes 2,502,120 shares held by Mr. Fernandez individually, 4,811,820 shares held by SDG Group Holdings, LLC, 1,979,930 shares held by Thunnus Thynnus Consulting LLC and 99,488 shares held by FLS 3, Inc., over which Mr. Fernandez holds voting and dispositive power over.

(3)	Includes 2,350,000 shares held by EF Trust and 845,000 shares held by Canyon Bound LLC, over which Mr. Cox holds voting and dispositive power.

(4)	Mr. Hamilton resigned as President and Director effective April 22, 2015.

(5)	Included 2,152,130 shares held by Stonehenge Holdings LLC.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.

Eugene Fernandez, a principal of GRS, has previously loaned $950,000 to the Offering’s placement agent’s parent company, Canterbury Securities Holdings, Inc., all of which amount remains due and owing.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2014 and December 31, 2013, were $25,000 and $25,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2014 and December 31, 2013, were $-0- and $-0-, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2014 and December 31, 2013, were $-0- and $-0-, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Share Exchange, dated March 7, 2014, by and among MarketingMobileText, Inc., Green Remanufacturing Solutions LLC, Slimko Holdings LLC and the members of Green Remanufacturing Solutions LLC (as filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 13, 2014)

3.1	Amended and Restated Articles of Incorporation (as filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 18, 2014)

3.2	Amended and Restated Bylaws (as filed as Exhibit 3.2 to the Current Report on Form 8-K filed on January 7, 2015)

10.1	Green Remanufacturing Solutions, Inc. 2014 Employee Incentive Stock Option Plan (as filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 13, 2014)

10.2	Form of Subscription Agreement (as filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 13, 2014)

14.1	Code of Ethics *

21.1	Subsidiaries of the Registrant *

31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	XBRL Taxonomy Extension Definition *

101.LAB	XBRL Taxonomy Extension Labels *

101.PRE	XBRL Taxonomy Extension Presentation *

*	filed herewith
**	furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: May 8, 2015	By:	/s/ Eugene Fernandez
Eugene Fernandez
President and Interim Chief Financial Officer (Principal Executive Officer and(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene Fernandez Eugene Fernandez	President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	May 8, 2015

/s/ Michael Cox	Chief Operating Officer, VP of Operations and	May 8, 2015
Michael Cox	Director

/s/ Anthony Williams	Director	May 8, 2015
Anthony Williams

Progressive Green Solutions, Inc.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Progressive Green Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Progressive Green Solutions, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

May 8, 2015

Progressive Green Solutions, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$62,337	$75,114
Accounts receivable, net	255,779	277,603
Inventories, net	603,155	548,275
Prepayments and other current assets	49,150	47,180

Total current assets	970,421	948,172

PROPERTY AND EQUIPMENT
Property and equipment	102,580	40,562
Accumulated depreciation	(10,793)	(2,975)

Property and equipment, net	91,787	37,587

SOFTWARE AND HARDWARE
Software and hardware	190,731	121,092
Accumulated amortization	(45,138)	(13,408)

Software and hardware, net	145,593	107,684

LEASEHOLD IMPROVEMENTS
Leasehold improvements	563,267	539,623
Accumulated amortization	(239,925)	(144,493)

Leasehold improvements, net	323,342	395,130

OTHER ASSETS
Security deposits	34,693	34,693

Total other assets	34,693	34,693

Total assets	$1,565,836	$1,523,266

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$448,980	$858,633
Customer deposits	239,660	-
Notes payable - stockholders	-	226,674
Advances from stockholders	500	566,136
Deferred rent, current portion	40,379	-

Total current liabilities	729,519	1,651,443

NON-CURRENT LIABILITIES
Deferred rent, net of current portion	68,764	-

Total non-current liabilities	68,764	-

Total liabilities	798,283	1,651,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized;
33,086,782 and 23,000,000 shares issued and outstanding, respectively	33,037	23,000
Additional paid-in capital	2,999,636	2,304,392
Accumulated deficit	(2,265,170)	(2,455,569)

Total stockholders' equity (deficit)	767,553	(128,177)

Total liabilities and stockholders' equity (deficit)	$1,565,836	$1,523,266

See accompanying notes to the consolidated financial statements.

 Progressive Green Solutions, Inc.

 Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

NET REVENUE	$2,773,196	$3,245,547

COST OF GOODS SOLD
Cost of goods sold	2,360,368	2,532,171
Inventory obsolescence and markdowns	276,694	40,533

COST OF GOODS SOLD	2,637,062	2,572,704

GROSS MARGIN	136,134	672,843

OPERATING EXPENSES:
Salaries and wages	781,190	627,790
Professional fees	488,259	418,174
Rent and occupancy	628,153	265,964
Selling, general and administrative	475,134	524,938

Total operating expenses	2,372,736	1,836,867

LOSS FROM OPERATIONS	(2,236,602)	(1,164,024)

OTHER (INCOME) EXPENSE:
Interest income	(1,674)	-
Interest expense	-	1,674
Bad debt	113,659	40,590

Other (income) expense, net	111,985	42,264

LOSS BEFORE INCOME TAX PROVISION	(2,348,587)	(1,206,288)

INCOME TAX PROVISION	-	-

NET LOSS	$(2,348,587)	$(1,206,288)

Net loss per common share
- Basic and diluted	$(0.08)	$(0.05)

Weighted average common shares outstanding
- Basic and diluted	29,720,405	23,000,000

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Year Ended December 31, 2013 and 2014

	Common Stock Par Value $0.001		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2012	23,000,000	$23,000	2,304,392	$(1,249,281)	$1,078,111

Net loss				(1,206,288)	(1,206,288)

Balance, December 31, 2013	23,000,000	23,000	2,304,392	(2,455,569)	(128,177)

Net loss for the period from January 1, 2014 through March 7, 2014				(83,417)	(83,417)

Reclassification of undistributed retained earnings as of March 7, 2014 to additional paid-in capital			(2,538,986)	2,538,986	-

Reverse acquisition adjustment	4,560,000	4,560	(6,273)		(1,713)

Issuance of common shares for cash at $0.75 per share, net of issuance cost	5,024,348	5,024	3,636,601		3,641,625

Issuance of common shares to placement agent plus fees	502,434	503	(396,097)		(395,595)

Net loss for the period from March 7, 2014 through December 31, 2014				(2,265,170)	(2,265,170)

Balance, December 31, 2014	33,086,782	$33,087	$2,999,637	$(2,265,170)	$767,553

See accompanying notes to the consolidated financial statements.

 Progressive Green Solutions, Inc.

 Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(2,348,587)	$(1,206,288)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	7,818	2,274
Amortization expense, software	31,730	13,408
Amortization expense, leasehold improvement	95,432	86,147
Changes in operating assets and liabilities:
Accounts receivable	21,824	(150,487)
Inventories	(54,880)	258,170
Advance on purchases	-	141,992
Prepayments and other current assets	(1,970)	(47,180)
Return of security deposits	-	50,000
Accounts payable and accrued expenses	(409,653)	612,300
Customer deposits	239,660	-
Deferred rent	109,143	-

Net cash used in operating activities	(2,309,483)	(239,664)

Cash flows from investing activities:
Purchase of property and equipment	(62,018)	(13,110)
Purchase of software and hardware	(69,639)	(121,092)
Purchase of leasehold improvements	(23,644)	(38,581)

Net cash used in investing activities	(155,301)	(172,783)

Cash flows from financing activities:
Advances from (repayment to) stockholders'/members	(565,636)	241,536
Notes payable to members	(226,674)	226,674
Proceeds from issuance of common stock	3,244,317	-

Net cash provided by financing activities	2,452,007	468,210

Net change in cash	(12,777)	55,763

Cash at beginning of the reporting period	75,114	19,351

Cash at end of the reporting period	$62,337	$75,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$1,674
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Progressive Green Solutions, Inc.

Progressive Green Solutions, Inc. (the “Company”) was incorporated on August 26, 2011, under the laws of the State of Nevada as MarketingMobileText, Inc. which subsequently changed its corporate name to Progressive Green Solutions, Inc.

On March 7, 2014, the Company acquired all of the membership interests of Green Remanufacturing Solutions LLC (“GRS LLC”) in exchange for 23,000,000 newly issued post-split shares of the Company’s common stock (the “Exchange”). In connection with the Exchange, the Company adopted the business plan of GRS, and amended its Articles of Incorporation to change its name to Progressive Green Solutions, Inc., effectuate a forward-split on a ten for one basis and increase its authorized capital stock to 300,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

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

Applianceplace.com, LLC

Applianceplace.com was formed on November 29, 2012 under the laws of the State of New York and is 100% owned by the Company.

Note 2 - Significant and Critical Accounting Policies and Practices

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest

Green Remanufacturing LLC	The State of Delaware	May 31, 2012 (March 7, 2014)	100%

Applianceplace.com, LLC	The State of New York	November 29, 2012 (March 7, 2014)	100%

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

The Company recorded a provision for doubtful accounts of $35,000 to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement (*)	3-6

Property and equipment	7-15

Software	3

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

Pursuant to Section 850-10-20 the related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Product Warranty

The Company estimates future costs of warranty obligations in accordance with ASC 460-10, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a warranty.  The Company warrants most of its refurbished major appliance for a specific period of time, usually 30 days from the date of purchase, against defects in materials or workmanship.  The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

The Company has not incurred any warranty costs in connection with its sales for the reporting period ended December 31, 2014 or 2013 due to the short duration of its warrant period of 30 days thus did not accrue warranty cost at December 31, 2014 or 2013.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Deferred Tax Assets and Income Taxes Provision

The Company was a Limited Liability Company, until March 6, 2014 during which time the Company was treated as a pass through entity for federal income tax purposes, i.e. members of an LLC are taxed separately on their distributive share of the LLC’s earnings (loss) whether or not that income is actually distributed.

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

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Pro forma income tax information (unaudited)

Prior to March 7, 2014, the date of acquisition, the Company was a LLC.  The operating results of the LLC were included in the income tax returns of the member of LLC for income tax purposes.

There were no difference between net loss reported as the LLC or as a C Corporation and there were no income tax provision for the reporting period ended December 31, 2014 or 2013 as the Company incurred net operating loss for both reporting periods would the Company have always been incorporated as a C Corporation upon its incorporation.

The unaudited pro forma income tax amounts, income tax provision, deferred tax assets, and the valuation allowance of deferred tax assets included in the accompanying income tax provision note reflect the income tax provision which would have been recorded as if the LLC had been incorporated as a C Corporation upon its incorporation.

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

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2014 or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).
•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.
•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Inventories

Inventories consisted of the following:

	December 31, 2014	December 31, 2013

Raw materials	$306,298	$256,320

Finished goods	403,551	412,488

Inventory reserve	(106,694)	(120,533)

	$603,155	$548,275

The Company recorded $276,694 and $40,533 inventory obsolescence and slow moving adjustments for the year ended December 31, 2014 and 2013, respectively.

Note 5 – Property and Equipment

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

Note 6 – Related Party Transactions

Advances from Stockholders

From time to time, the stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

A total of $565,636 of advances ware repaid to stockholders during the year ended December 31, 2014.

Notes Payable - Stockholders

Notes payable - Stockholders consisted of the following:

	December 31, 2014	December 31, 2013

On October 15, 2013 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $150,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand. This note was repaid during the quarter ended March 31, 2014.	$-	$151,116

On December 23, 2013 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $75,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum until the note is fully repaid. The note is due on demand. This note was repaid during the quarter ended March 31, 2014.	-	75,558

	$-	$226,674

Note 7 – Commitments and Contingencies

Operating Lease

Operating Lease - Yaphank Facility

On August 10, 2011, effective September 1, 2011, the Company entered into a non-cancelable operating lease for office space expiring on March 31, 2017. On January 10, 2013 the Company has entered into a new lease with the Landlord to annex another adjacent portion of the facility at the current location to expand its storage and remanufacturing capabilities expiring on March 31, 2017.

Future base rent minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015	408,108

2016	422,392

2017	109,294

$939,794

Deferred Rent

To induce the Company to enter into the operating leases the Landlord granted free rent for the first two months of the occupancy for the original operating lease and for the first six months of the occupancy for the new operating lease. The cumulative rent expense is recognized on a straight-line basis over the duration of the initial terms of the lease.

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

Issuance of Common Stock

During the calendar year ended December 31, 2014, the Company sold an aggregate of 5,024,348 shares of its Common Stock for $3,641,625, net of issuance costs of $126,636. In connection with the sale of common stock, the Company issued 502,434 shares of common stock to the placement agent for a value of $395,595.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales		Accounts Receivable
	Nine months ended		at
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Customer A	10%	7%	3%	6%

Customer B	9%	8%	-%	44%

Customer C	9%	21%	10%	8%

Customer D	6%	6%	12%	8%

Customer I	4%	-%	22%	-%

Customer K	3%	5%	11%	-%

	41%	47%	60%	66%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	The year ended		At
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Vendor A	61%	50%	42%	10%

Vendor B	14%	15%	26%	13%

Vendor C	8%	9%	21%	25%

	83%	74%	89%	48%

Note 10 – Deferred Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2014, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $2,265,170 that may be used to offset future taxable income through the fiscal year ending December 31, 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $770,158 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased by $770,158 for the year ended December 31, 2014.

Components of deferred tax assets are as follows:

	December 31, 2014	December 31, 2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$770,158	$-
Less valuation allowance	(770,158)	(-)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Period from March 7, 2014 through December 31, 2014	For the Year Ended December 31, 2013

Federal statutory income tax rate	34.0%	-%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(-)%

Effective income tax rate	0.0%	0.0%

Tax years that remain subject to examination by major tax jurisdictions

The Company's corporation income tax returns are subject to audit under the statute of limitations by the Internal Revenue Service and the State of New York for a period of three (3) years from the date they are filed.  The table below summarizes the reporting period(s) for which the Company's corporation income tax returns remain(s) subject to audit under the statute of limitations by the Internal Revenue Service:

Reporting Period Ending Date	Date Tax Return Filed	Remaining Subject to Audit (Y/N)

For the period from March 7, 2014 (date of C Corp. conversion) through December 31, 2014	N/A	Y

Pro Forma Deferred Tax Assets and Income Tax Provision (Unaudited)

Deferred Tax Assets

At December 31, 2014, the Company would have had available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $4,804,158 that may be used to offset future taxable income through the fiscal year ending December 31, 2034 have the Company had always been a C Corporation upon its incorporation. No tax benefit would have been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $770,158 would have been not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards would have been offset by a full valuation allowance.

Deferred tax assets would have been consisted primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance would have been increased by approximately $798,520 and $410,138 for the year ended December 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	December 31, 2014	December 31, 2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$1,633,413	$834,393
Less valuation allowance	(1,633,413)	(834,393)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes would have been as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 11 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent events to be disclosed.

Effective January 16, 2015, GRS LLC issued a $10,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective January 20, 2015, GRS LLC issued a $10,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective January 23, 2015, GRS LLC issued a $1,300 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective January 30, 2015, GRS LLC issued a $5,950 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective January 30, 2015, GRS LLC issued a $9,900 senior secured promissory note to a stockholder of the Company. The note is payable on demand and bears interest at 5%, per annum.

Effective January 30, 2015, GRS LLC issued a $5,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective February 26, 2015, GRS LLC issued a $5,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective February 27, 2015, GRS LLC issued a $6,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective March 3, 2015, GRS LLC issued a $12,500 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective March 23, 2015, GRS LLC issued a $5,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective March 30, 2015, GRS LLC issued a $3,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective April 2, 2015, GRS LLC issued a $6,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective April 3, 2015, the Company issued a $50,000 senior secured promissory note to a stockholder. The note is payable on demand and bears interest at 5%, per annum.

Effective April 6, 2015, GRS LLC issued a $3,700 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective April 8, 2015, GRS LLC issued a $11,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

Effective April 9, 2015, GRS LLC issued a $10,700 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

