Form 10-Q
period 2015-03-31
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2015-05-20
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Yes ☐ No ☒

As of May 20, 2015, there were 33,086,782 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Green Solutions, Inc.

March 31, 2015 and 2014

 Progressive Green Solutions, Inc.

 Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,506	$62,337
Accounts receivable, net	321,800	255,779
Inventories, net	482,622	603,155
Prepayments and other current assets	37,364	49,150

Total current assets	846,292	970,421

PROPERTY AND EQUIPMENT
Property and equipment	102,580	102,580
Accumulated depreciation	(13,144)	(10,793)

Property and equipment, net	89,436	91,787

SOFTWARE AND HARDWARE
Software and hardware	190,731	190,731
Accumulated amortization	(54,674)	(45,138)

Software and hardware, net	136,057	145,593

LEASEHOLD IMPROVEMENTS
Leasehold improvements	563,267	563,267
Accumulated amortization	(264,447)	(239,925)

Leasehold improvements, net	298,820	323,342

OTHER ASSETS
Security deposits	34,693	34,693

Total other assets	34,693	34,693

Total assets	$1,405,298	$1,565,836

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$559,041	$448,980
Customer deposits	166,310	239,660
Notes payable - stockholders	83,550	-
Advances from stockholders	500	500
Deferred rent, current portion	43,950	40,379

Total current liabilities	853,351	729,519

NON-CURRENT LIABILITIES
Deferred rent, net of current portion	55,098	68,764

Total non-current liabilities	55,098	68,764

Total liabilities	908,449	798,283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized;
33,086,782 shares issued and outstanding	33,087	33,087
Additional paid-in capital	2,999,636	2,999,636
Accumulated deficit	(2,535,874)	(2,265,170)

Total stockholders' equity	496,849	767,553

Total liabilities and stockholders' equity	$1,405,298	$1,565,836

 See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

 Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

NET REVENUE	$505,372	$756,484

COST OF GOODS SOLD
Cost of goods sold	363,770	322,412

COST OF GOODS SOLD	363,770	322,412

GROSS MARGIN	141,602	434,072

OPERATING EXPENSES:
Salaries and wages	134,035	209,601
Professional fees	39,319	60,472
Rent and occupancy	119,668	100,409
Selling, general and administrative	116,083	141,956

Total operating expenses	409,106	512,439

LOSS FROM OPERATIONS	(267,504)	(78,366)

OTHER (INCOME) EXPENSE:
Penalties and interest	3,200	-

Other (income) expense, net	3,200	-

LOSS BEFORE INCOME TAX PROVISION	(270,704)	(78,366)

INCOME TAX PROVISION	-	-

NET LOSS	$(270,704)	$(78,366)

Net loss per common share
- Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	32,986,782	25,460,372

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Interim Period Ended March 31, 2015

(Unaudited)

					Total
	Common Stock Par Value $0.001		Additional		Stockholders'
	Number of Shares	Amount	Paid-in capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2013	23,000,000	$23,000	$2,304,392	$(2,455,569)	$(128,177)

Net loss for the period from
January 1, 2014 through March 7, 2014				(83,417)	(83,417)

Reclassification of undistributed retained earnings as of March 7, 2014 to additional paid-in capital			(2,538,986)	2,538,986	-

Reverse acquisition adjustment	4,560,000	4,560	(6,273)		(1,713)

Issuance of common shares for cash at $0.75 per share, net of issuance cost	5,024,348	5,024	3,636,601		3,641,625

Issuance of common shares to placement agent plus fees	502,434	503	(396,098)		(395,595)

Net loss for the period from March 7, 2014 through December 31, 2014				(2,265,170)	(2,265,170)

Balance, December 31, 2014	33,086,782	33,087	2,999,636	(2,265,170)	767,553

Net loss				(270,704)	(270,704)

Balance, March 31, 2015	33,086,782	$33,087	$2,999,636	$(2,535,874)	$496,849

See accompanying notes to the consolidated financial statements.

 Progressive Green Solutions, Inc.

 Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(270,704)	$(78,366)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,351	954
Amortization expense, software	9,536	5,894
Amortization expense, leasehold improvement	24,522	21,735
Changes in operating assets and liabilities:
Accounts receivable	(66,021)	(101,457)
Inventories	120,533	(286,294)
Advance on purchases	-	(154,042)
Prepayments and other current assets	11,786	(157)
Accounts payable and accrued expenses	110,061	(70,616)
Customer deposits	(73,350)	-
Deferred rent	(10,095)	-

Net cash used in operating activities	(141,381)	(662,349)

Cash flows from investing activities:
Purchase of property and equipment	-	(14,404)
Purchase of software and hardware	-	(19,232)

Net cash used in investing activities	-	(33,636)

Cash flows from financing activities:
Advances from (repayment to) stockholders'/members	-	(292,186)
Proceeds from notes payable - related party	83,550	-
Repayment of notes payable - related party	-	(225,000)
Proceeds from issuance of common stock	-	2,267,997
Reverse acquisition adjustment	-	(1,713)
Net cash provided by financing activities	83,550	1,749,098

Net change in cash	(57,831)	1,053,113

Cash at beginning of the reporting period	62,337	75,114

Cash at end of the reporting period	$4,506	$1,128,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

 March 31, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Progressive Green Solutions, Inc.

Progressive Green Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada as MarketingMobileText, Inc. on August 26, 2011. The Company subsequently changed its corporate name to Progressive Green Solutions, Inc. on April 2, 2014.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on May 8, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iv)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (A) significant under-performance or losses of assets relative to expected historical or projected future operating results; (B) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (C) significant negative industry or economic trends; (D) increased competitive pressures; (E) a significant decline in the Company’s stock price for a sustained period of time; and (F) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(v)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest

Green Remanufacturing LLC	Delaware	May 31, 2012 (March 7, 2014)	100%

Applianceplace.com, LLC	New York	November 29, 2012 (March 7, 2014)	100%

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable and accrued expenses customer deposits and deferred rent approximate their fair values because of the short maturity of these instruments.

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

Off-Balance-Sheet Credit Exposures

Pursuant to FASB ASC paragraph 310-10-50-9 an entity shall disclose a description of the accounting policies and methodology the entity used to estimate its liability for off-balance-sheet credit exposures and related charges for those credit exposures. Such a description shall identify the factors that influenced management's judgment (for example, historical losses and existing economic conditions) and a discussion of risk elements relevant to particular categories of financial instruments.

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2015 and December 31, 2014.

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

The Company has not accrued any warranty costs in connection with its sales for the reporting period ended March 31, 2015 due to the short duration of its warrant period of 30 days.

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

There was no difference between net loss reported as the LLC or as a C Corporation and there was no income tax provision for the reporting period ended March 31, 2015 or 2014 as the Company incurred net operating loss for both reporting periods would the Company have always been incorporated as a C Corporation upon its incorporation.

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

There were no potentially dilutive common shares outstanding for the reporting period ended March 31, 2015 or 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Inventories

Inventories consisted of the following:

	March 31, 2015	December 31, 2014

Raw materials	$163,580	$306,298

Finished goods	414,600	403,551

Inventory reserve	(95,558)	(106,694)

	$482,622	$603,155

Slow-moving or Obsolescence Markdowns

There were no slow-moving or inventory obsolescence adjustments for the reporting period ended March 31, 2015 or 2014.

Note 5 – Property and Equipment

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at March 31, 2015.

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense were $36,409 and $28,583 for the reporting period ended March 31, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

Advances from Stockholders

From time to time, the stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable - Stockholders

Notes payable - Stockholders consisted of the following:

	March 3, 2015	December 31, 2014

On January 30, 2015 the Company issued a promissory note to a company owned by its Chairman in the amount of $9,800. The note accrues interest at 5%, per annum, and is due on demand. This note remains outstanding.	$9,800	$-

On various dates between the months of January and March, the Company issued 11 promissory notes to the same stockholder in the aggregate amount of $73,750. The notes accrue interest at 5% per annum. The notes are due on demand.	73,750	-

	$83,550	$-

Note 7 – Commitments and Contingencies

Operating Lease

Operating Lease - Yaphank Facility

On August 10, 2011, effective September 1, 2011, the Company entered into a non-cancelable operating lease for office space expiring on March 31, 2017. On January 10, 2013 the Company entered into a new lease with the Landlord to annex another adjacent portion of the facility at the current location to expand its storage and remanufacturing capabilities expiring on March 31, 2017.

Future base rent minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015 (9 months)	306,081

2016	422,392

2017	109,294

$877,637

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

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales Three months ended		Accounts Receivable at
	March 31, 2015	March 31, 2014	March 31, 2015	December 31, 2014
Customer A	34%	12%	40%	-%

Customer B	21%	3%	-%	10%

Customer C	12%	4%	-%	1%

Customer D	10%	9%	-%	3%

Customer E	4%	10%	-%	-%

	81%	38%	40%	14%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	The Three Months ended		At
	March 31, 2015	March 31, 2014	March 31, 2015	December 31, 2014
Vendor A	59%	55%	46%	41%

Vendor B	18%	-%	5%	-%

Vendor C	14%	17%	4%	-%

	91%	72%	55%	41%

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent events were required to be disclosed:

On April 2, 2015, GRS LLC issued a $6,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On April 3, 2015, the Company issued a $50,000 senior secured promissory note to a stockholder. The note is payable on demand and bears interest at 5%, per annum.

On April 6, 2015, GRS LLC issued a $3,700 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On April 8, 2015, GRS LLC issued an $11,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On April 9, 2015, GRS LLC issued a $10,700 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On April 23, 2015, The Company acquired ninety percent (90%) of Speyside Holdings LLC (“Speyside”) in exchange for a capital contribution of $100. The remaining 10% of the equity of Speyside is owned equally by Mr. Fernandez and Mr. Cox indirectly. Also on April 23, 2015, the Company approved employment agreements with Eugene Fernandez as President and Michael Cox as Chief Operating Officer. Messrs. Fernandez and Cox agreed to three year terms each at a salary of $120,000 per year, plus customary benefits and the opportunity for bonuses and equity grants.

On April 30, 2015, Speyside entered into a Professional Management Agreement with Highland Sand & Gravel, Inc. (“Highland”) whereby Speyside would operate a sand and gravel quarry owned by Highland in consideration for a fixed fee based on the tonnage of material sold and a minimum guaranteed payment of $12,000 per month. The term of the Agreement is for twelve (12) months with Speyside’s option to extend the agreement an additional six months. Also on April 30, 2015, Speyside and Highland entered into a Purchase and Sale Agreement whereby, subject to due diligence review of the quarry and other customary terms, Speyside agreed to purchase the quarry from Highland for $5,500,000.

On May 4, 2015, GRS LLC issued a $3,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On May 8, 2015, GRS LLC issued a $20,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On May 15, 2015, GRS LLC repaid $10,000 of senior secured promissory note to an officer.

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

Results of Operations

For the Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

Revenue

For the three months ended March 31, 2015, revenue from operations was $505,372, compared to $756,484 for the three months ended March 31, 2014, a decrease of $251,112 (-33%). This decrease is related in part to the type and quantity of consumer returns that the Company received from Vendor A and Vendor B during the fourth quarter of 2014 and the first quarter of 2015 and the Company’s customer demand for these returns was not in step with the returns received.

Cost of Goods

Our cost of good for the three months ended March 31, 2015, was $363,770 compared to $322,412 for the three months ended March 31, 2014, an increase of 13%. The reason for cost of goods did not decrease in step with the reduced sales because the figure reported in Q1 2014 contained an accounting adjustment of $171,651, reducing the total reported for this line item.

Gross Margin

For the three months ended March 31, 2015, gross profit from sales was $141,602, compared to $434,072 for the three months ended March 31, 2014, resulting in a decrease of $292,470, a 67% reduction. The decrease in gross profit is primarily related to lower sales volume and increased efficiency by the production staff as a result of the improvements to the production space.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 was $409,106, resulting in a net loss of $267,504, compared to total operating expenses of $512,439 for the three months ended March 31, 2014, which resulted in a net loss of $78,366. This is an increase of $103,333or 20%. This increase in expenses was primarily due to an increase in rent expenses and salaries.

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

As of March 31, 2015, the Company had a cash balance of $4,506. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. We currently have no commitments with any person for any capital expenditures.

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

While we have historically been funded by management, there can be no assurance that we will be continued to funded by management or that such funding will be provided on terms favorable to the Company.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2015, GRS LLC issued a $6,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On April 3, 2015, the Company issued a $50,000 senior secured promissory note to a stockholder. The note is payable on demand and bears interest at 5%, per annum.

On April 6, 2015, GRS LLC issued a $3,700 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On April 8, 2015, GRS LLC issued an $11,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On April 9, 2015, GRS LLC issued a $10,700 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On May 4, 2015, GRS LLC issued a $3,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On May 8, 2015, GRS LLC issued a $20,000 senior secured promissory note to an officer. The note is payable on demand and bears interest at 5%, per annum.

On May 15, 2015, GRS LLC repaid $10,000 of senior secured promissory note to an officer.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 23, 2015, the Company acquired ninety percent (90%) of Speyside Holdings LLC (“Speyside”) in exchange for a capital contribution of $100. The remaining ten percent (10%) of the equity of Speyside is owned by Eugene Fernandez, our President and principal shareholder, and indirectly by Michael Cox, our Chief Operating Officer.

Also on April 23, 2015, the Company approved employment agreements with Eugene Fernandez as President and Michael Cox as Chief Operating Officer. Messrs. Fernandez and Cox agreed to three year terms each at a salary of $120,000 per year, plus customary benefits and the opportunity for bonuses and equity grants.

On April 30, 2015, Speyside entered into a Professional Management Agreement with Highland Sand & Gravel, Inc. (“Highland”) whereby Speyside would operate a sand and gravel quarry owned by Highland in consideration for a fixed fee based on the tonnage of material sold and a minimum guaranteed payment of $12,000 per month. The term of the Agreement is for twelve (12) months with Speyside’s option to extend the agreement an additional six months. Also on April 30, 2015, Speyside and Highland entered into a Purchase and Sale Agreement whereby, subject to due diligence review of the quarry and other customary terms, Speyside agreed to purchase the quarry from Highland for $5,500,000.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	XBRL Taxonomy Extension Definition *

101.LAB	XBRL Taxonomy Extension Labels *

101.PRE	XBRL Taxonomy Extension Presentation *

* filed herewith

** furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: May 20, 2015	By:	/s/ Eugene Fernandez
		Name:	Eugene Fernandez
		Title:	President and Interim Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)

