Form 10-Q
period 2015-06-30
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2015-08-19
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended: June 30, 2015

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

As of August 19, 2015, there were 33,086,782 shares outstanding of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Green Solutions, Inc.

June 30, 2015 and 2014

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014	F-2

Consolidated Statements of Operations for the Six Months Ended and Three Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2014 and for the Interim Period Ended June 30, 2015 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Interim Period Ended June 30, 2015 and 2014 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Progressive Green Solutions, Inc.

 Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$40,473	$62,337
Accounts receivable, net	442,868	255,779
Inventories, net	323,974	603,155
Prepayments and other current assets	28,868	49,150

Total current assets	836,183	970,421

PROPERTY AND EQUIPMENT
Property and equipment	262,580	102,580
Accumulated depreciation	(15,495)	(10,793)

Property and equipment, net	247,085	91,787

SOFTWARE AND HARDWARE
Software and hardware	202,724	190,731
Accumulated amortization	(64,375)	(45,138)

Software and hardware, net	138,349	145,593

LEASEHOLD IMPROVEMENTS
Leasehold improvements	563,267	563,267
Accumulated amortization	(288,970)	(239,925)

Leasehold improvements, net	274,297	323,342

MANAGEMENT AGREEMENT
Management agreement	50,000	-
Accumulated amortization	(3,056)	-

Management agreement, net	46,944	-

OTHER ASSETS
Security deposits	34,693	34,693
Deposit on potential purchase	200,000	-

Total other assets	234,693	34,693

Total assets	$1,777,551	$1,565,836

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,052,069	$448,980
Customer deposits	59,180	239,660
Notes payable - stockholders	583,700	-
Note payable - related party	119,000	-
Advances from stockholders	2,168	500
Advances from third party	15,669	-
Deferred rent, current portion	43,950	40,379

Total current liabilities	1,756,736	729,519

NON-CURRENT LIABILITIES
Deferred rent, net of current portion	45,003	68,764

Total non-current liabilities	45,003	68,764

Total liabilities	1,801,739	798,283

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 33,086,782 shares issued and outstanding	33,087	33,087
Additional paid-in capital	2,999,636	2,999,636
Accumulated deficit	(3,039,030)	(2,265,170)

Total Progressive Green Solutions, Inc. stockholders' equity (deficit)	(6,307)	767,553

Non-Controlling Interest	(17,881)	-

Total equity (deficit)	(24,188)	767,553

Total liabilities and equity (deficit)	$1,777,551	$1,565,836

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

 Consolidated Statements of Operations

	For the Six Months	For the Six Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$1,434,919	$1,612,446	$930,047	$854,957

COST OF GOODS SOLD	1,275,341	1,291,411	912,070	969,064

GROSS MARGIN	159,578	321,035	17,977	(114,107)

OPERATING EXPENSES:
Salaries and wages	272,922	417,637	138,887	208,036
Professional fees	163,595	133,366	124,274	72,894
Rent and occupancy	258,279	176,414	138,611	76,005
Selling, general and administrative	243,338	424,340	127,231	286,241

Total operating expenses	938,134	1,151,757	529,003	643,176

LOSS FROM OPERATIONS	(778,556)	(830,722)	(511,026)	(757,283)

OTHER (INCOME) EXPENSE:
Other expense	13,623	15,668	10,423	15,668
Other income	(438)	-	(438)	-

Other (income) expense, net	13,185	15,668	9,985	15,668

LOSS BEFORE INCOME TAX PROVISION	(791,741)	(846,390)	(521,011)	(772,951)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(791,741)	(846,390)	(521,011)	(772,951)

Net loss attributable to non-controlling interest	(17,881)	-	(17,881)	-

Net loss attributable to PGS Inc. stockholders	(773,860)	(846,390)	(503,130)	(772,951)

Net loss per common share
- Basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	33,086,782	28,480,525	33,086,782	31,504,604

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

Consolidated Statement of Changes in Equity (Deficit)

For the Interim Period Ended June 30, 2015

(Unaudited)

					Progressive Green
	Common Stock Par Value $0.001				Solutions, Inc.	Non-controlling
	Number of		Additional	Accumulated	Stockholders'	Interest	Total
	Shares	Amount	Paid-in capital	Deficit	Equity (Deficit)	Interest	Equity (Deficit)

Balance, December 31, 2013	23,000,000	$23,000	$2,304,392	$(2,455,569)	$(128,177)	$-	$(128,177)

Net loss for the period from
January 1, 2014 through March 7, 2014				(83,417)	(83,417)		(83,417)

Reclassification of undistributed retained earnings
as of March 7, 2014 to additional paid-in capital			(2,538,986)	2,538,986	-		-

Reverse acquisition adjustment	4,560,000	4,560	(6,273)		(1,713)		(1,713)

Issuance of common shares for cash at $0.75 per share,
net of issuance cost	5,024,348	5,024	3,636,601		3,641,625		3,641,625

Issuance of common shares to placement agent
plus fees	502,434	503	(396,098)		(395,595)		(395,595)

Net loss for the period from March 7, 2014
through December 31, 2014				(2,265,170)	(2,265,170)		(2,265,170)

Balance, December 31, 2014	33,086,782	33,087	2,999,636	(2,265,170)	767,553	-	767,553

Net loss				(773,860)	(773,860)	(17,881)	(791,741)

Balance, June 30, 2015	33,086,782	$33,087	$2,999,636	$(3,039,030)	$(6,307)	$(17,881)	$(24,188)

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

 Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Net loss before non-controlling interest	$(791,741)	$(846,390)

Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities
Depreciation expense	4,702	3,113
Amortization expense, software	19,237	13,111
Amortization expense, leasehold improvement	49,045	44,964
Amortization expense, management agreement	3,056	-
Changes in operating assets and liabilities:
Accounts receivable	(187,089)	(155,167)
Inventories	279,181	(34,653)
Advance on purchases	-	(139,408)
Prepayments and other current assets	20,282	45,118
Accounts payable and accrued expenses	603,089	(185,599)
Customer deposits	(180,480)	-
Deferred rent	(20,190)	-

Net cash used in operating activities	(200,908)	(1,254,911)

Cash flows from investing activities:
Purchase of property and equipment	(41,000)	(62,381)
Purchase of leasehold improvements	-	(38,247)
Purchase of software and hardware	(11,993)	(23,644)
Management agreement	(50,000)	-
Deposit on potential purchase	(200,000)	-

Net cash used in investing activities	(302,993)	(124,272)

Cash flows from financing activities:
Advances from (repayment to) stockholders'/members	1,668	(292,186)
Proceeds from notes payable - stockholders	464,700	-
Repayment of note payable - related party	-	(226,674)
Advances from third party	15,669	-
Proceeds from issuance of common stock	-	2,368,201
Reverse acquisition adjustment	-	(1,713)
Net cash provided by financing activities	482,037	1,847,628

Net change in cash	(21,864)	468,446

Cash at beginning of the reporting period	62,337	75,114

Cash at end of the reporting period	$40,473	$543,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing and Investing Activities:
Plant purchased for note payable - related party	$119,000	$-

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

June 30, 2015 and 2014

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

Speyside Holdings LLC

Speyside Holdings LLC was formed on March 25, 2015 under the laws of the State of Delaware and is 85% owned by the Company. On April 23, 2015, The Company acquired ninety percent (90%) of Speyside Holdings LLC (“Speyside”). On June 23, 2015, the Company reduced its interest to eighty-five (85%). Speyside is the contract vendee for a sand and gravel quarry in Highland Mills, New York and presently is has a management contract with Highland Sand & Gravel, Inc. (the fee owner of the aforementioned sand and gravel quarry) to manage Highland Sand & Gravel, Inc.’s entire quarry operations.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest

Green Remanufacturing LLC	The State of Delaware	May 31, 2012 (March 7, 2014)	100%

Applianceplace.com, LLC	The State of New York	November 29, 2012 (March 7, 2014)	100%

Speyside Holdings LLC	The State of Delaware	March 25, 2015	85%

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement (*)	3-6

Property and equipment	5-15

Software	3

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

The Company has not accrued any warranty costs in connection with its sales for the reporting period ended June 30, 2015 due to the short duration of its warrant period of 30 days.

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

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in the consolidated balance sheets within the equity section, separately from the Company’s stockholders’ equity. Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Segment Information

The Company follows Topic 280 of the FASB Accounting Standards Codification for segment reporting. Pursuant to Paragraph 280-10-50-1 an operating segment is a component of a public entity that has all of the following characteristics: a. It engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity). b. Its operating results are regularly reviewed by the public entity's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. c. Its discrete financial information is available. In accordance with Paragraph 280-10-50-5 the term chief operating decision maker identifies a function, not necessarily a manager with a specific title. That function is to allocate resources to and assess the performance of the segments of a public entity. Often the chief operating decision maker of a public entity is its chief executive officer or chief operating officer, but it may be a group consisting of, for example, the public entity's president, executive vice presidents, and others. Pursuant to Paragraph 280-10-50-10 a public entity shall report separately information about each operating segment that meets both of the following criteria: a. Has been identified in accordance with paragraphs 280-10-50-1 and 280-10-50-3 through 50-9 or results from aggregating two or more of those segments in accordance with the following paragraph; and b. Exceeds the quantitative thresholds in paragraph 280-10-50-12. In accordance with Paragraph 280-10-50-12 a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds: a. Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments. b. The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either: 1. The combined reported profit of all operating segments that did not report a loss, or 2. The combined reported loss of all operating segments that did report a loss. c. Its assets are 10 percent or more of the combined assets of all operating segments. Pursuant to Paragraphs 280-10-50-22 and 280-10-50-29, a public entity shall report a measure of profit or loss and total assets for each reportable segment and provide an explanation of the measurements of segment profit or loss and segment assets for each reportable segment. At a minimum, a public entity shall disclose all of the following: a. The basis of accounting for any transactions between reportable segments. b. The nature of any differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income (loss) before income tax provision, extraordinary items, and discontinued operations (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). c. The nature of any differences between the measurements of the reportable segments’ assets and the public entity's consolidated assets (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). d. The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss. e. The nature and effect of any asymmetrical allocations to reportable segments.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Inventories

Inventories consisted of the following:

	June 30, 2015	December 31, 2014

Raw materials	$214,098	$306,298

Finished goods	205,434	403,551

Inventory reserve	(95,558)	(106,694)

	$323,974	$603,155

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the six months ended June 30, 2015 and 2014.

Lower of Cost or Market Adjustments

There were no cost or market adjustments that were included in cost of goods sold for the six months ended June 30, 2015 and 2014, respectively.

Note 5 – Property, Equipment, Leasehold Improvement, Software & Hardware and Management Agreement

(i) Impairment

The Company completed its annual impairment testing of property, equipment, leasehold improvement, software & hardware and management agreement and determined that there was no impairment as the fair value of these assets, exceeded their carrying values at June 30, 2015.

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense were $76,040 and $61,188 for the reporting period ended June 30, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

On June 19, 2015, the Company, via its majority owned subsidiary, Speyside Holdings LLC, purchased a screening plant from FLS 3, Inc. FLS 3, Inc. is an entity solely owned by Eugene Fernandez, a major shareholder, president and acting CFO of the Company. The screening plant was appraised for $174,500 and was sold by FLS 3, Inc. to Speyside Holdings LLC for $160,000. FLS 3, Inc. delivered the screening plant and a bill of sale to Speyside Holdings LLC and Speyside Holdings LLC tendered $20,000 and a promissory note for $140,000 to FLS 3, Inc. The promissory note for the screening plant bears an interest rate of 5% per annum and a term of 36 months. On June 30, 2015, FLS 3 Inc., invoiced the Company for financial bookkeeping and reporting services that it paid on behalf of the Company for the first six months of 2015.

Advances from Stockholders

From time to time, the stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable - Stockholders

Notes payable - Stockholders consisted of the following:

	June 30, 2015	December 31, 2014
On January 30, 2015 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $9,800 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand. This note remains outstanding	$9,800

On various dates between the months of January and June, the Company issued 17 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the amount of $128,150 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum until the note is fully repaid. The note is due on demand. Nine of these notes remain outstanding.	$79,900

On April 3, 2015 the Company Issued a note to a stockholder to memorialize (i) the receipt of the funds in the amount of $50,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand. This note remains outstanding.	$50,000

On May 11 2015, the Company Issued a note to a stockholder to memorialize (i) the availability of the funds in the amount of $500,000 or the amount disbursed to the company and (ii) the terms of note. As of June 30, 2015, $325,000 of the total available has been disbursed to the company. Pursuant to the terms and conditions, the note accrues at the rate of LIBOR (90 day) plus the Margin (4%) per annum and interest payments are due monthly. This note remains outstanding.	$325,000

On June 19, 2015, the Company Issued a note to a stockholder to acknowledge (i) the loan balance of $140,000 and (ii) the terms of note. Pursuant to the terms and conditions the note accrues compound interest at 5% per annum and is due on demand. The current balance of this note is $119,000.	$119,000

Total:	$583,700

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

Future base rent minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015 (6 months)	204,054

2016	422,392

2017	109,294

$735,740

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

Issuance of Common Stock

During the interim period ending June 30, 2015, the Company did not issue any new stock.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales Six months ended		Accounts Receivable at
	June 30, 2015	June 30, 2014	June 30, 2015	December 31, 2014

Customer A	17%	10%	7%	8%

Customer B	9%	12%	-%	-%

Customer C	7%	8%	7%	-%

Customer D	5%	9%	1%	3%

Customer E	4%	-%	-%	-%

Customer F	3%	2%	-%	1%

Customer G	3%	-%	9%	-%

Customer H	3%	-%	8%	-%

Customer I	3%	1%	-%	2%

Customer J	3%	-%	2%	8%

Customer K	3%	1%	1%	2%

Customer L	3%	2%	2%	-%

Customer M	2%	2%	3%	-%
	65%	47%	40%	24%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	The Six Months ended		At
	June 30, 2015	June 30, 2014	June 30, 2015	December 31, 2014
Vendor A	14%	-%	9%	-%

Vendor B	13%	57%	27%	27%

Vendor C	9%	0%	6%	-%

	36%	62%	42%	27%

Note 10 – Segment Reporting

Reportable segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company operates in the following business segments:

i.	Parent: the Company is responsible for the overall management of its returns management segment and quarry operations segment.

ii.	Returns management: through the Company’s wholly owned subsidiary, Green Remanufacturing Solutions LLC, this segment engages in reverse logistics, remanufacturing, repair and recovery, engineering/quality assurance, warehousing and fulfillment, secondary market sales and e-commerce for retailers and manufacturers of major appliances, small appliances, floor care products, air-conditioning/filtration products, small electronics, power tools and outdoor power equipment products.

iii.	Quarry operations: through a company that the Company is a majority owner of, Speyside Holdings LLC, this segment engages in the production and sale of crushed stone and aggregates to the New York City metro area.

The Company measures the segment profit or loss and segment assets for each reportable segment as follows:

a.	The basis of accounting for any transactions between reportable segments: The Company allows reportable segments to freely negotiate the terms and conditions of and carries out, on an arm's-length basis, any transactions between reportable segments;

b.	The nature of any differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income before income taxes, extraordinary items, and discontinued operations: There are no material differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income (loss) as the Company presently allocates minimal centrally incurred costs to the parent;

c.	The nature of any differences between the measurements of the reportable segments’ assets and the public entity's consolidated assets: There were no difference between the measurements of the reportable segments’ assets and the public entity's consolidated assets as the Company does not have any jointly used assets;

d.	The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss: this is the first period that the Company is engaging in segment reporting;

e.	The nature and effect of any asymmetrical allocations to reportable segments: There were no asymmetrical allocations to reportable segments as the Company does not allocate depreciation expense to a reportable segment without allocating the related depreciable assets to that reportable segment.

  Progressive Green Solutions, Inc.

Assets by Segments

	June 30, 2015
	(Unaudited)

	Parent	Returns Management	Quarry Operations	Total
ASSETS
CURRENT ASSETS
Cash	$6,007	$19,731	$14,735	$40,473
Accounts receivable, net		234,048	208,820	442,868
Inventories, net		323,974		323,974
Advances to related party				-
Advance on purchases				-
Prepayments and other current assets	136	21,393	7,339	28,868

Total current assets	6,143	599,146	230,894	836,183

PROPERTY AND EQUIPMENT
Property and equipment		102,580	160,000	262,580
Accumulated depreciation		(15,495)		(15,495)

Property and equipment, net		87,085	160,000	247,085

SOFTWARE AND HARDWARE
Software and hardware		190,731	11,993	202,724
Accumulated amortization		(64,211)	(164)	(64,375)

Software and hardware, net		126,520	11,829	138,349

LEASEHOLD IMPROVEMENTS
Leasehold improvements		563,267		563,267
Accumulated amortization		(288,970)		(288,970)

Leasehold improvements, net		274,297		274,297

MANAGEMENT AGREEMENT
Management agreement			50,000	50,000
Accumulated amortization			(3,056)	(3,056)

Management agreement, net			46,944	46,944

OTHER ASSETS
Security deposits		34,693		34,693
Deposit on potential purchase			200,000	200,000
Total other assets		34,693	200,000	234,693

Total assets	$6,143	$1,121,741	649,667	1,777,551

See accompanying notes to the consolidated financial statements.

  Progressive Green Solutions, Inc.

 Operations by Segment

	For the Six Months
	Ended
	June 30, 2015
	(Unaudited)
	Parent	Returns Management	Quarry Operations	Total
NET REVENUE	$-	$1,023,571	$411,348	$1,434,919

COST OF GOODS SOLD
Cost of goods sold		836,417	438,924	1,275,341

COST OF GOODS SOLD	-	836,417	438,924	1,275,341

GROSS MARGIN	-	187,154	(27,576)	159,578

OPERATING EXPENSES:
Salaries and wages		236,478	36,444	272,922
Professional fees	129,376	13,411	20,808	163,595
Rent and occupancy	-	256,364	1,915	258,279
Selling, general and administrative	18,911	191,705	32,722	243,338

Total operating expenses	148,287	697,958	91,889	938,134

LOSS FROM OPERATIONS	(148,287)	(510,804)	(119,465)	(778,556)

OTHER (INCOME) EXPENSE:
Interest income
Other expense	3,513	9,928	182	13,623

Other income	-	-	(438)	(438)

Other (income) expense, net	(3,513)	(9,928)	(256)	13,185

LOSS BEFORE INCOME TAX PROVISION	(151,800)	(520,732)	(119,209)	(791,741)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(151,800)	(520,732)	(119,209)	(791,741)

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

Plan of Operation

Our plan of operations over the next twelve months includes (i) increasing sales revenues; (ii) securing service contracts with consumer product manufacturers and service providers; (iii) exploring the acquisitions of sand & gravel quarries, concrete plants, asphalt plants and construction companies; (iv) reduce GRS LLC overhead; and (v) explore transportation alternatives for Speyside including in-house trucking and rail sidings. In order to implement our plan of operation, we will need to obtain outside funding.

GRS LLC maintains a significant level of inventory for a typical company of its size, and we are currently focusing a significant portion of our operations on sales to reduce these levels. GRS LLC is continually looking at new supply sources of products for servicing, remanufacturing/refurbishing and selling, but also remains active in pursuing service agreements with vendors, whereby GRS LLC will be charging vendors for servicing their products. The service agreement business mode allows GRS LLC to increase revenue without the need to purchase inventory, thereby reducing cash flow constraints. Contemporaneous with GRS concentrating on obtaining service contracts and it will also be reducing its warehouse space in Yaphank, New York and will commence exploring new warehouse space that is proximate the major northeast transportation corridors in Northern New Jersey.

The Company believes that it will need a minimum of $3,300,000 to cover its planned operations over the next 12 months. This estimate includes (i) $1,500,000 to complete the Speyside acquisition; (ii) $800,000 for working capital; and (iii) $1,000,000 for equipment and machinery.

Results of Operations

For the Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

Revenue

For the six months ended June 30, 2015, revenue from operations was $1,434,919, compared to $1,612,446 for the six months ended June 30, 2014, a decrease of $177,527 (-11%). This decrease is related to the shifting of Green Remanufacturing Solutions LLC’s business model from a) purchase consumer returns and reselling consumer returns into the secondary market to b) a fee service model where Green Remanufacturing Solutions LLC refurbishes and/or remanufacturer consumer goods for third parties. It is initially expected that Green Remanufacturing Solutions LLC’s revenues will decrease during this transition but will ultimately culminate in a business model with reduced raw material risk, increased profitable and cash flows more in line with a company of its size. It should be noted that revenue decrease would be greater during this period if it was not for the addition of the newly consolidated Speyside Holdings LLC. Speyside on its own contributed $411,438 in revenue.

Cost of Goods

Our cost of goods for the six months ended June 30, 2015, was $1,275,341 compared to $1,291,411 for the six months ended June 30, 2014, a decrease of 1%. On a consolidated basis this figure appears consistent with the same time period a year ago, but it actually reflects a reduction to Green Remanufacturing Solitons LLC’s COGS by 39% ($463,680) with the balance of the COGS 61% ($438,924) on a consolidated basis being attributable to Speyside Holdings LLC ($438,924). COGS will continue to be disproportionately high for Speyside Holdings LLC until such time as management is able to implement its capital plant at Speyside Holdings LLC to improve downtime and efficiency.

Gross Margin

For the six months ended June 30, 2015, gross profit from sales was $159,578, compared to $321,035 for the six months ended June 30, 2014, resulting in a decrease of $161,457, a 50% reduction. The decrease in gross profit is primarily related to disproportionately high COGS related to Speyside, as described above. In addition to the aforementioned, the decrease in gross profits is also attributable to any increase in the price of raw materials from Green Remanufacturing Solutions LLC’s vendors and the amount of product purchases from Green Remanufacturing Solutions LLC’s vendors that could not be brought back to resalable condition and had to be scrapped. The precipitous increase in the cost to Green Remanufacturing Solutions LLC by its vendors and the corresponding decrease in the quality of the product Green Remanufacturing Solutions LLC had been receiving from its vendors is one of the drivers for management shifting the Green Remanufacturing Solutions LLC business model from the purchase of returned consumer goods for refurbishing/remanufacturing and resale to a fee for service model.

Operating Expenses

Total operating expenses for the six months ended June 30, 2015 was $938,134, resulting in a net loss of $791,741, compared to total operating expenses of $1,151,757 for the six months ended June 30, 2014, which resulted in a net loss of $846,390. The decrease in expenses of $213,618 (-19%.) is in step with the reduction in sales volume at Green Remanufacturing Solutions LLC as well as cost savings resulting from staff reductions and salary cuts at Green Remanufacturing Solutions LLC. Green Remanufacturing Solutions LLC is in the process of reducing its warehouse space and identifying alternative warehouse space that is more economical and is located in a more robust transportation hub. The losses stated for the six months ended June 30, 2015 do not reflect an addback of $17,881 (15%) for Speyside’s non-controlling interest. After taking this addback into account, a net loss of $773,860 is attributable to the Company’s shareholders.

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

As of June 30, 2015, the Company had a cash balance of $40,473. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. We currently have no commitments with any person for any capital expenditures.

Using an annualized figure of $4,427,000 for our operating costs, costs are approximately $368,917 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than one month.

Our plan of operations over the next twelve months includes (i) increasing sales revenue to $6,000,000; (ii) securing service contracts with consumer product manufacturers and service providers; (iii) exploring the acquisitions of sand & gravel quarries, concrete plants, asphalt plants and construction companies; (iv) reduce GRS LLC overhead; and (v) explore transportation alternatives for Speyside including in-house trucking and rail sidings. In order to implement our plan of operation, we will need to obtain outside funding. The Company maintains a significant level of inventory for a typical company of its size, and we are currently focusing a significant portion of our operations on sales to reduce these levels. GRS LLC’s strategic vision is so shift from purchasing consumer returns to refurbishing consumer goods for a fee. The service agreement business mode allows the Company to increase revenue without the need to purchase inventory, thereby reducing cash flow constraints. Speyside’s strategic vision is to close on its purchase agreement with Highland Sand & Gravel, Inc. and expand the sales of its crushed aggregate into the New York, New Jersey and Connecticut markets The Company believes that it will need a minimum of $10,000,000 to cover its planned operations over the next 12 months.

While we have historically been funded by management, there can be no assurance that we will be continued to funded by management or that such funding will be provided on terms favorable to the Company.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

We have incurred losses since inception have net cash used from our operations through the year ended June 30, 2015. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Information regarding the Company's mine safety violations and other legal matters disclosed in accordance with Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information.

On June 23, 2015, Anthony Williams, the Chairman of the Company’s Board of Directors through his wholly owned entity Stonehenge Holdings LLC acquired a five percent (5%) share of the equity of Speyside as an inducement for issuing the Company a $500,000.00 grid promissory note through an entity owned and controlled by Mr. Williams Stonehenge Holdings LLC. After effectuating that transaction the Company owned eighty-five percent (85%) of the equity of Speyside.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: August 19, 2015	By:	/s/ Eugene Fernandez
		Name:	Eugene Fernandez
		Title:	President and Interim Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)