Form 10-Q/A
period 2015-06-30
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2015-08-21
CIK 1537511

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

Explanatory Note: The sole purpose of this Amendment to Progressive Green Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 19, 2015 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

95	Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.*

101.INS	XBRL Instance **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation **

101.DEF	XBRL Taxonomy Extension Definition **

101.LAB	XBRL Taxonomy Extension Labels **

101.PRE	XBRL Taxonomy Extension Presentation **

*	These exhibits were previously filed or furnished in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 19, 2015.

**	Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: August 21, 2015	By:	/s/ Eugene Fernandez
		Name:	Eugene Fernandez
		Title:	President and Interim Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)