Form 10-Q
period 2015-09-30
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2015-12-02
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended: September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to____________

Commission File Number: 001-37457

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

As of December 1, 2015, there were 33,086,782 shares outstanding of the Registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Green Solutions, Inc.

September 30, 2015 and 2014

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014	F-2

Consolidated Statements of Operations for the Nine Months Ended and Three Months Ended September 30, 2015 and June 30, 2014 (Unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2014 and for the Interim Period Ended September 30, 2015 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Interim Period Ended September 30, 2015 and 2014 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Progressive Green Solutions, Inc.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,766	$62,337
Accounts receivable, net	979,925	255,779
Inventories, net	263,623	603,155
Advances to third party	6,033	-
Prepayments and other current assets	28,367	49,150

Total current assets	1,283,714	970,421

PROPERTY AND EQUIPMENT
Property and equipment	287,138	102,580
Accumulated depreciation	(26,732)	(10,793)

Property and equipment, net	260,406	91,787

SOFTWARE AND HARDWARE
Software and hardware	202,724	190,731
Accumulated amortization	(74,911)	(45,138)

Software and hardware, net	127,813	145,593

LEASEHOLD IMPROVEMENTS
Leasehold improvements	690,813	563,267
Accumulated amortization	(313,493)	(239,925)

Leasehold improvements, net	377,320	323,342

MANAGEMENT AGREEMENT
Management agreement	50,000	-
Accumulated amortization	(14,445)	-

Management agreement, net	35,555	-

OTHER ASSETS
Security deposits	34,693	34,693
Deposit on potential purchase	200,000	-

Total other assets	234,693	34,693

Total assets	$2,319,501	$1,565,836

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,995,151	$448,980
Customer deposits	-	239,660
Notes payable -related parties	899,200	-
Advances from stockholders	39,481	500
Advances to third party	4,000	-
Deferred rent, current portion	43,950	40,379

Total current liabilities	2,981,782	729,519

NON-CURRENT LIABILITIES
Deferred rent, net of current portion	34,909	68,764
Total non-current liabilities	34,909	68,764

Total liabilities	3,016,691	798,283

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized;
33,086,782 shares issued and outstanding	33,087	33,087
Additional paid-in capital	2,999,636	2,999,636
Accumulated deficit	(3,691,635)	(2,265,170)

Total Progressive Green Solutions, Inc. stockholders' equity (deficit)	(658,912)	767,553

Non-Controlling Interest	(38,279)	-

Total equity (deficit)	(697,190)	767,553

Total liabilities and equity (deficit)	$2,319,501	$1,565,836

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

 Consolidated Statements of Operations

	For the Nine Months	For the Nine Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$3,337,757	$2,301,663	$1,902,838	$689,217

COST OF GOODS SOLD	3,023,027	1,886,158	1,747,686	594,747

GROSS MARGIN	314,730	415,505	155,152	94,470

OPERATING EXPENSES:
Salaries and wages	487,143	641,172	214,221	223,535
Professional fees	247,510	457,019	83,915	323,653
Rent and occupancy	438,484	395,507	180,205	219,093
Selling, general and administrative	506,992	395,108	263,654	(29,231)

Total operating expenses	1,680,129	1,888,807	741,995	737,050

LOSS FROM OPERATIONS	(1,365,399)	(1,473,302)	(586,843)	(642,580)

OTHER (INCOME) EXPENSE:
Other expense	100,379	7,387	86,756	(8,281)
Other income	(1,035)	-	-	-

Other (income) expense, net	99,344	7,387	86,756	(8,281)

LOSS BEFORE INCOME TAX PROVISION	(1,464,743)	(1,480,689)	(673,599)	(634,299)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(1,464,743)	(1,480,689)	(673,599)	(634,299)

Net loss attributable to non-controlling interest	(38,279)	-	(20,397)	-

Net loss attributable to PGS Inc. stockholders	$(1,426,465)	$(1,480,689)	$(653,202)	$(634,299)

Net loss per common share
- Basic and diluted	$(0.04)	$(0.05)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	33,086,782	29,511,995	33,086,782	31,504,604

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

Consolidated Statement of Changes in Equity (Deficit)

For the Interim Period Ended September 30, 2015

(Unaudited)

					Progressive Green Solutions, Inc.
	Common Stock Par Value $0.001		Additional		Stockholders'	Non-controlling Interest	Total
	Number of Shares	Amount	Paid-in capital	Accumulated Deficit	Equity (Deficit)	Interest	Equity (Deficit)

Balance, December 31, 2013	23,000,000	$23,000	$2,304,392	$(2,455,569)	$(128,177)	$-	$(128,177)

Net loss for the period from January 1, 2014 through March 7, 2014				(83,417)	(83,417)		(83,417)

Reclassification of undistributed retained earnings as of March 7, 2014 to additional paid-in capital			(2,538,986)	2,538,986	-		-

Reverse acquisition adjustment	4,560,000	4,560	(6,273)		(1,713)		(1,713)

Issuance of common shares for cash at $0.75 per share, net of issuance cost	5,024,348	5,024	3,636,601		3,641,625		3,641,625

Issuance of common shares to placement agent plus fees	502,434	503	(396,098)		(395,595)		(395,595)

Net loss for the period from March 7, 2014 through December 31, 2014				(2,265,170)	(2,265,170)		(2,265,170)

Balance, December 31, 2014	33,086,782	33,087	2,999,636	(2,265,170)	767,553	-	767,553

Net loss				(1,426,465)	(1,426,465)	(38,279)	(1,464,743)

Balance, September 30, 2015	33,086,782	$33,087	$2,999,636	$(3,691,635)	$(658,912)	$(38,279)	$(697,190)

See accompanying notes to the consolidated financial statements.

 Progressive Green Solutions, Inc.

 Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Net loss before non-controlling interest	$(1,464,743)	$(1,480,689)

Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities
Depreciation expense	15,939	5,449
Amortization expense, software	29,773	22,276
Amortization expense, leasehold improvement	73,568	68,433
Amortization expense management agreement	14,445	-
Changes in operating assets and liabilities:
Accounts receivable	(724,146)	(129,830)
Inventories	339,532	(161,585)
Advance on purchases	-	(75,018)
Prepayments and other current assets	20,783	(1,244)
Accounts payable and accrued expenses	1,471,616	(358,004)
Customer deposits	(239,660)	(170,000)
Deferred rent	(30,284)	-

Net cash used in operating activities	(493,177)	(2,280,212)

Cash flows from investing activities:
Advances to third party	(6,033)	-
Purchase of property and equipment	(65,558)	(62,382)
Purchase of leasehold improvements	(52,991)	(23,644)
Purchase of software and hardware	(11,993)	(62,089)
Management agreement	(50,000)	-
Deposit on potential purchase	(200,000)	-

Net cash used in investing activities	(386,575)	(148,115)

Cash flows from financing activities:
Advances from (repayment to) stockholders'/members	38,981	(565,636)
Proceeds from(repayment to) notes payable - related parties	780,200	(226,674)
Advances from third party	4,000	-
Proceeds from issuance of common stock	-	3,244,317
Net cash provided by financing activities	823,181	2,452,007

Net change in cash	(56,571)	23,680

Cash at beginning of the reporting period	62,337	75,114

Cash at end of the reporting period	$5,766	$98,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing and Investing Activities:
Accrued payments for leasehold improvements	$74,555	$-
Plant purchased for note payable - related party	$119,000	$-

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

September 30, 2015 and 2014

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

Speyside Holdings LLC

Speyside Holdings LLC was formed on March 25, 2015 under the laws of the State of Delaware and is 85% owned by the Company. On April 23, 2015, The Company acquired eighty-five (85%) of Speyside Holdings LLC (“Speyside”).

On April 30, 2015, Speyside entered into a Professional Management Agreement with Highland Sand & Gravel, Inc. (“Highland”) whereby Speyside would operate a sand and gravel quarry owned by Highland in consideration for a fixed fee based on the tonnage of material sold and a minimum guaranteed payment of $12,000 per month. A one time non-refundable fee of $50,000 was paid to Highland upon the execution of this Agreement and is being amortized over the term of the Agreement. The term of the Agreement is for twelve (12) months with Speyside’s option to extend the agreement an additional six months.

CEM III LLC

CEM III LLC was formed on July 13, 2015 under the laws of the State of New York and is 85% owned by Speyside. The company is inactive as of the end of the period.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest

Green Remanufacturing LLC	The State of Delaware	May 31, 2012 (March 7, 2014)	100%

Applianceplace.com, LLC	The State of New York	November 29, 2012 (March 7, 2014)	100%

		March 25, 2015
Speyside Holdings LLC	The State of Delaware	(April 23, 2015)	85%

The consolidated financial statements include all accounts of the Company as of and for the reporting periods then ended and the accounts of Speyside from the date of acquisition forward.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

The Company recorded a provision for doubtful accounts of $78,000 to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement (*)	3-6

Property and equipment	5-15

Software	3-5

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

The Company has not accrued any warranty costs in connection with its sales for the reporting period ended September 30, 2015 due to the short duration of its warranty period of 30 days.

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

Pro forma income tax information (unaudited)

Prior to March 7, 2014, the date of acquisition, the acquires was a LLC.  The operating results of the LLC were included in the income tax returns of the member of LLC for income tax purposes.

There were no difference between net loss reported as the LLC or as a C Corporation and there were no income tax provision for the reporting period ended September 30, 2015 and 2014 as the Company incurred net operating loss for both reporting periods would the Company have always been incorporated as a C Corporation upon its incorporation.

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

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2015 or 2014.

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

The Company follows Topic 280 of the FASB Accounting Standards Codification for segment reporting. Pursuant to Paragraph 280-10-50-1 an operating segment is a component of a public entity that has all of the following characteristics: (a). It engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity). (b). Its operating results are regularly reviewed by the public entity's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. (c). Its discrete financial information is available. In accordance with Paragraph 280-10-50-5 the term chief operating decision maker identifies a function, not necessarily a manager with a specific title. That function is to allocate resources to and assess the performance of the segments of a public entity. Often the chief operating decision maker of a public entity is its chief executive officer or chief operating officer, but it may be a group consisting of, for example, the public entity's president, executive vice presidents, and others. Pursuant to Paragraph 280-10-50-10 a public entity shall report separately information about each operating segment that meets both of the following criteria: (a). Has been identified in accordance with paragraphs 280-10-50-1 and 280-10-50-3 through 50-9 or results from aggregating two or more of those segments in accordance with the following paragraph; and (b). Exceeds the quantitative thresholds in paragraph 280-10-50-12. In accordance with Paragraph 280-10-50-12 a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds: (a). Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments. (b). The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either: 1. The combined reported profit of all operating segments that did not report a loss, or 2. The combined reported loss of all operating segments that did report a loss. (c). Its assets are 10 percent or more of the combined assets of all operating segments. Pursuant to Paragraphs 280-10-50-22 and 280-10-50-29, a public entity shall report a measure of profit or loss and total assets for each reportable segment and provide an explanation of the measurements of segment profit or loss and segment assets for each reportable segment. At a minimum, a public entity shall disclose all of the following: (a). The basis of accounting for any transactions between reportable segments. (b). The nature of any differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income (loss) before income tax provision, extraordinary items, and discontinued operations (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). (c). The nature of any differences between the measurements of the reportable segments’ assets and the public entity's consolidated assets (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). (d). The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss. (e). The nature and effect of any asymmetrical allocations to reportable segments.

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

In April 2015, the FASB issued the FASB Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).

To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.

For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

In July 2015, the FASB issued the FASB Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”).

The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Inventories

Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$217,596	$306,298
Finished goods	141,585	403,551
Inventory reserve	(95,558)	(106,694)
	$263,623	$603,155

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the nine months ended September 30, 2015 and 2014.

Lower of Cost or Market Adjustments

There were no lower of cost or market adjustments that were included in cost of goods sold for the nine months ended September 30, 2015 and 2014, respectively.

Note 5 – Property, Equipment, Leasehold Improvement, Software & Hardware and Management Agreement

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2015	December 31, 2014

Property and Equipment	5	$260,406	$91,787

Software and Computer equipment	3-5	127,813	145,593

Leasehold improvement	6	377,320	323,342

Management Agreement	1.5	35,555	-

		$801,094	$560,722

(i)           Impairment

The Company completed its annual impairment testing of property, equipment, leasehold improvement, software & hardware and management agreement and determined that there was no impairment as the fair value of these assets, exceeded their carrying values at September 30, 2015.

(ii)        Depreciation and Amortization Expense

Depreciation and amortization expense were $133,725 and $96,158 for the reporting period ended September 30, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Eugene Fernandez	President, acting CFO and significant stockholder of the Company

Anthony Williams	Chairman and significant stockholder of the Company

Michael Christopher Cox	COO and significant stockholder of the Company

DGS Group LLC	An entity owned and controlled by significant stockholder of the Company

Stonehenge LLC	An entity owned and controlled by significant stockholder of the Company

FLS 3, Inc.	An entity owned and controlled by significant stockholder of the Company

Screening Plant Purchase Agreement

On June 19, 2015, the Company, via its majority owned subsidiary, Speyside Holdings LLC, purchased a screening plant from FLS 3, Inc. FLS 3, Inc. is an entity solely owned by Eugene Fernandez, a major shareholder, president and acting CFO of the Company. The screening plant was sold by FLS 3, Inc. to Speyside Holdings LLC for $160,000. FLS 3, Inc. delivered the screening plant and a bill of sale to Speyside Holdings LLC and Speyside Holdings LLC tendered $41,000 and a promissory note for $119,000 to FLS 3, Inc. The promissory note bears an interest rate of 5% per annum and is due on demand.

Advances from Stockholders

From time to time, the stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable – Related Parties

Notes payable - Related Parties consisted of the following:

	September 30, 2015	December 31, 2014

On January 30, 2015 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $9,800 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$9,800	$-

On various dates between the months of January and June 2015, the Company issued 17 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $128,150 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. Nine of these notes remain outstanding.	73,900	-

On April 3, 2015 the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $50,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	50,000	-

On May 11 2015, the Company issued a note to a stockholder to memorialize (i) the availability of funds in the amount of $500,000 or the amount disbursed to the company and (ii) the terms of the note. As of September 30, 2015, $500,000 has been disbursed to the Company. Pursuant to the terms and conditions, the note accrues interest at the rate of LIBOR (90 day) plus the Margin (4%) per annum and interest payments are due monthly. The note is due May 8, 2016.	500,000	-

On June 19, 2015, the Company issued a note to a stockholder to acknowledge (i) the loan balance of $140,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues compound interest at 5% per annum and is due on demand.	119,000	-

On July 10, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	10,000	-

On August 21, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $19,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	19,000	-

On August 26, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	10,000	-

On September 1, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	10,000	-

On September 4, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $7,500 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	7,500	-

On September 14, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $30,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	30,000	-

On September 23, 2015, the Company issued a note to memorialize (i) the receipt of funds in the amount of $60,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	60,000	-

	$899,200	$-

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

Future base rent minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015 (3 months)	102,027

2016	422,392

2017	109,294

$633,713

Deferred Rent

To induce the Company to enter into the operating leases the Landlord granted free rent for the first two months of the occupancy for the original operating lease and for the first six months of the occupancy for the new operating lease. The cumulative rent expense is recognized on a straight-line basis over the duration of the initial terms of the lease.

Equipment Leases

During the interim period ending September 30, 2015, the Company entered into two equipment rental contracts with a purchase option for heavy machinery to be used in its quarry operations. Each rental contract includes the option of applying monthly rental payments towards the purchase price. The combined cost of both machines is $1,070,000. If Management opts for the purchase option, $20,000 rental payments paid per month for each machine will be applied toward the purchase price. Currently both rentals are within the six and eight month rental periods offered by each equipment vendor respectively.

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

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales Nine Months ended		Accounts Receivable at
	September 30, 2015	September 30, 2014	September 30, 2015	December 31, 2014

Customer A	10%	8%	7%	8%

A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	The Nine Months ended		At
	September 30, 2015	September 30, 2014	September 30, 2015	December 31, 2014
Vendor A	14%	-%	9%	-%

Vendor B	13%	57%	27%	27%

Vendor C	9%	0%	6%	-%

	36%	62%	42%	27%

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

The Company operates in the following business segments:

i.	Parent: the Company is responsible for the overall management of its returns management segment and quarry operations segment.

ii.	Returns management: through the Company’s wholly owned subsidiary, Green Remanufacturing Solutions LLC, this segment engages in reverse logistics, remanufacturing, repair and recovery, engineering/quality assurance, warehousing and fulfillment, secondary market sales and e-commerce for retailers and manufacturers of major appliances, small appliances, floor care products, air-conditioning/filtration products, small electronics, power tools and outdoor power equipment products.

iii.	Quarry operations: through a company that the Company is a majority owner of, Speyside Holdings LLC, this segment engages in the production and sale of crushed stone and aggregates to the New York City metro area.

The Company measures the segment profit or loss and segment assets for each reportable segment as follows:

a.	The basis of accounting for any transactions between reportable segments: The Company allows reportable segments to freely negotiate the terms and conditions of and carries out, on an arm's-length basis, any transactions between reportable segments;

b.	The nature of any differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income before income taxes, extraordinary items, and discontinued operations: There are no material differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income (loss) as the Company presently allocates minimal centrally incurred costs to the parent;

c.	The nature of any differences between the measurements of the reportable segments’ assets and the public entity's consolidated assets: There were no difference between the measurements of the reportable segments’ assets and the public entity's consolidated assets as the Company does not have any jointly used assets;

d.	The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss: this is the first period that the Company is engaging in segment reporting;

e.	The nature and effect of any asymmetrical allocations to reportable segments: There were no asymmetrical allocations to reportable segments as the Company does not allocate depreciation expense to a reportable segment without allocating the related depreciable assets to that reportable segment.

Progressive Green Solutions, Inc.
Assets by Segments

	September 30, 2015
	Parent	Returns	Quarry Operations	Total
ASSETS
CURRENT ASSETS
Cash	$-	$5,566	$200	$5,766
Accounts receivable, net		129,617	850,308	979,925
Inventories, net		263,623		263,623
Advances to related party				-
Advance on purchases			6,033	6,033
Prepayments and other current assets	5,427	11,235	11,705	28,367

Total current assets	5,427	410,041	868,246	1,283,714

PROPERTY AND EQUIPMENT
Property and equipment		102,580	184,558	287,138
Accumulated depreciation		(17,847)	(8,885)	(26,732)

Property and equipment, net		84,733	175,673	260,406

SOFTWARE AND HARDWARE
Software and hardware		190,731	11,993	202,724
Accumulated amortization		(73,747)	(1,164)	(74,911)

Software and hardware, net		116,984	10,829	127,813

LEASEHOLD IMPROVEMENTS
Leasehold improvements		563,267	127,546	690,813
Accumulated amortization		(313,493)		(313,493)

Leasehold improvements, net		249,774	127,546	377,320

MANAGEMENT AGREEMENT
Management agreement			50,000	50,000
Accumulated amortization			(14,445)	(14,445)

Management agreement, net			35,555	35,555

OTHER ASSETS
Security deposits		34,693		34,693
Deposit on potential purchase			200,000	200,000

Total other assets		34,693	200,000	234,693

Total assets	$5,427	$896,225	$1,417,849	$2,319,501

 See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.
Operations by Segment

	For the Nine Months
	Ended
	September 30, 2015

	Parent	Returns Management	Quarry Operations	Total
NET REVENUE	$-	$1,382,623	$1,955,134	$3,337,757

COST OF GOODS SOLD
Cost of goods sold		1,172,099	1,850,928	3,023,027

COST OF GOODS SOLD	-	1,172,099	1,850,928	3,023,027

GROSS MARGIN	-	210,524	104,206	314,730

OPERATING EXPENSES:
Salaries and wages	61,651	354,603	70,889	487,143
Professional fees	158,368	19,371	69,771	247,510
Rent and occupancy	-	376,796	61,688	438,484
Selling, general and administrative	52,682	299,722	154,588	506,992

Total operating expenses	272,701	1,050,492	356,936	1,680,129

LOSS FROM OPERATIONS	(272,701)	(839,968)	(252,730)	(1,365,399)

 See accompanying notes to the consolidated financial statements.

Note 11 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following were reportable subsequent events to be disclosed:

On October 1, 2015, Progressive Green Solutions, Inc. and Speyside Holdings LLC, through a newly formed New York limited liability company, CEM III LLC, entered into a contract of sale with the Grace E. Wolf Family Limited Partnership (the “Seller”) to acquire +/- 30 acres of real property contiguous to the quarry operations that Speyside Holdings LLC is managing and for the purchase price of $1,000,000. Presently, the Seller has a long term lease (lease runs through June 2016, with a lessor option to extend for another ten years) with Highland Sand & Gravel, Inc. (the seller of the quarry to Speyside Holdings LLC) which allows for Highland Sand & Gravel, Inc. to operate on part of the Seller’s real property. CEM III LLC is a New York limited liability company formed effective October 1, 2015, has a membership structure consisting of 85% Speyside Holdings LLC, 5% Stonehenge Holdings LLC, 5% Canyon Bound LLC, and 5% Eugene Fernandez.

On October 5, 2015 the Company issued a promissory note to a stockholder for receipt of the funds in the amount of $25,000. The note accrues simple interest at 5% per annum and is due on demand.

On November 16, 2015, Green remanufacturing Solutions, Inc., the Company’s subsidiary, received a demand from the owner of its Yaphank, New York facilities for unpaid rent in the amount of $205,049.55 since June 2015.

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

Results of Operations

For the Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

Revenue

For the nine months ended September 30, 2015, consolidated revenue from operations was $3,337,757 compared to $2,301,663 for the nine months ended September 30, 2014, an increase of $1,036,094 (45%). This increase in sales volume is primarily due to the continued expansion of Speyside Holdings into the crushed stone aggregate markets. As for year over year sales for GRS LLC, sales have declined by 40% ($2,301,663 for the interim period January – September 2014 versus $1,382,623 for the interim period ending September 30, 2015). The weak sales performance of GRS during the current period is related to management shifting its business model from a) purchasing consumer returns and reselling consumer returns into the secondary market to b) a service model where GRS LLC does not take title to any goods, but instead refurbishes and/or remanufacturers consumer goods for a fee. It is expected that GRS LLC’s revenues will decrease during this transition but will ultimately culminate in a business model with reduced raw material risk, increased profitability, and cash flows more in line with a company of its size.

Cost of Goods

Our consolidated cost of goods sold (“COGS”) for the nine months ended September 30, 2015, was $3,023,027 compared to $1,886,158 for the nine months ended September 30, 2014, an increase of 60%. This increase is a result of the Company’s focus on mining operations in 2015. To address this increase, Speyside Holdings is in the process of developing a capital expenditure plan that will significantly improve the efficiency of its mining operations, thereby decreasing its direct costs and ultimately its COGS.

Gross Margin

For the nine months ended September 30, 2015, gross profit from sales was $314,730, compared to $415,505 for the nine months ended September 30, 2014, resulting in a decrease of $100,725, a 24% reduction. The decrease in gross profit is primarily related to disproportionately high COGS related to Speyside Holdings. In addition to the aforementioned, the decrease in gross profits is also attributable to the increase in the price of raw materials from GRS LLC’s vendors and the amount of product purchases from GRS LLC’s vendors that could not be brought back to resalable condition and had to be scrapped. The precipitous increase in the cost to GRS LLC by its vendors and the corresponding decrease in the quality of the product GRS LLC had been receiving from its vendors is one of the drivers for management shifting the GRS LLC business model from the purchase of returned consumer goods for refurbishing/remanufacturing and resale to a fee for service model.

1

Operating Expenses

Total operating expenses for the nine months ended September 30, 2015 was $1,680,129, resulting in a net loss of $1,464,743, compared to total operating expenses of $1,888,807 for the nine months ended September 30, 2014, which resulted in a net loss of $1,480,689. The decrease in expenses of $208,678 (11%.) was disproportionately low compared to the consolidated increase in sales volume, but in step with the reduction in sales volume at GRS LLC as well as cost savings resulting from staff reductions and salary cuts at GRS LLC. GRS LLC is in the process of reducing its warehouse space and identifying alternative warehouse space that is more economical and located in a more robust transportation hub. The losses stated for the nine months ended September 30, 2015 do not reflect an addback of $38,279 for Speyside’s non-controlling interest. After taking this addback into account, a net loss of $1,426.465 is attributable to the Company’s shareholders.

For the Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

Revenue

For the three months ended September 30, 2015, consolidated revenue from operations was $1,902,838 compared to $689,217 for the three months ended September 30, 2014, an increase of $1,213,621 (176%). This increase in sales volume is derived from the recently acquired quarry business (Speyside Holdings LLC). As for GRS LLC, sales declined $330,045 or 48% during the interim period July – September 2015 compared to the interim period ending September 30, 2014. The weak sales performance of GRS during the current period is related to management shifting its business model from a) purchasing consumer returns and reselling consumer returns into the secondary market to b) a service model where GRS LLC does not take title to any goods, but instead refurbishes and/or remanufacturers consumer goods for a fee. It is expected that GRS LLC’s revenues will decrease during this transition but will ultimately culminate in a business model with reduced raw material risk, increased profitability, and cash flows more in line with a company of its size.

Cost of Goods

Our consolidated cost of goods sold (“COGS”) for the three months ended September 30, 2015, was $ 1,747,686 compared to $594,747 for the three months ended September 30, 2014, an increase of $1,152,939 or $194%. This increase is a result of the Company’s focus on mining operations in 2015. To address this increase, Speyside Holdings is in the process of developing a capital expenditure plan that will significantly improve the efficiency of its mining operations, thereby decreasing its direct costs and ultimately its COGS.

Gross Margin

For the three months ended September 30, 2015, gross profit from sales was $155,152, compared to $94,470 for the three months ended September 30, 2014, resulting in an increase of $60,682, an increase of 64%. This increase is due to the higher profit margin of quarry sales versus remanufacturing.

Operating Expenses

Total operating expenses for the three months ended September 30, 2015 was $741,995, resulting in a net loss of $673,599, compared to total operating expenses of $ 737,050 for the three months ended September 30, 2014, which resulted in a net loss of $ 634,299. The minor increase in expenses of $4,945 (1%.) relates to additional overhead from the newly acquired Speyside Holdings offset by cost savings resulting from staff reductions and salary reductions at GRS LLC.

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

As of September 30, 2015, the Company had a cash balance of $5,766. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. We currently have no commitments with any person for any capital expenditures.

Using an annualized figure of $2,240,172 for our operating costs, costs are approximately $186,681 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than one month.

Our plan of operations over the next twelve months includes (i) focusing our operations on sand and gravel mining; (ii) increasing sales revenue to $10,000,000; (iii) securing service contracts with consumer product manufacturers, resellers, and service providers; (iv) exploring the acquisitions of sand and gravel quarries, concrete plants, asphalt plants and construction companies; (v) reducing GRS LLC overhead; and (vi) exploring transportation alternatives for Speyside including in-house trucking and rail sidings. In order to implement our plan of operation, we will need to obtain outside funding. The Company maintains a significant level of inventory for a typical company of its size, and we are currently focusing a significant portion of our operations on sales to reduce these levels. GRS LLC’s strategic vision is so shift from purchasing consumer returns to refurbishing consumer goods for a fee. The service agreement business mode allows the Company to increase revenue without the need to purchase inventory, thereby reducing cash flow constraints. Speyside’s strategic vision is to close on its purchase agreement with Highland Sand & Gravel, Inc. and expand the sales of its crushed aggregate into the New York, New Jersey and Connecticut markets The Company believes that it will need a minimum of $12,000,000 to cover its planned operations over the next 12 months.

While we have historically been funded by management, there can be no assurance that we will be continued to be funded by management or that such funding will be provided on terms favorable to the Company.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

We have incurred losses since inception have net cash used from our operations through the reporting period ended September 30, 2015. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in further developing its operations.

2

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

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

Item 5. Other Information.

On October 1, 2015, Progressive Green Solutions, Inc. and Speyside Holdings LLC, through a newly formed New York limited liability company, CEM III LLC, entered into a contract of sale with the Grace E. Wolf Family Limited Partnership (the “Seller”) to acquire +/- 30 acres of real property contiguous to the quarry operations that Speyside Holdings LLC is managing and for the purchase price of $1,000,000. Presently, the Seller has a long term lease (lease runs through June 2016, with a lessor option to extend for another ten years) with Highland Sand & Gravel, Inc. (the seller of the quarry to Speyside Holdings LLC) which allows for Highland Sand & Gravel, Inc. to operate on part of the Seller’s real property. CEM III LLC is a New York limited liability company formed effective October 1, 2015, has a membership structure consisting of 85% Speyside Holdings LLC, 5% Stonehenge Holdings LLC, 5% Canyon Bound LLC, and 5% Eugene Fernandez.

On October 5, 2015 the Company issued a promissory note to a stockholder for receipt of the funds in the amount of $25,000. The note accrues simple interest at 5% per annum and is due on demand.

On November 16, 2015, Green remanufacturing Solutions, Inc., the Company’s subsidiary, received a demand from the owner of its Yaphank, New York facilities for unpaid rent in the amount of $205,049.55 since June 2015.

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

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: December 2, 2015	By:	/s/ Eugene Fernandez
		Name:	Eugene Fernandez
		Title:	President and Interim Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)

5