Form 10-Q/A
period 2015-09-30
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2015-12-03
CIK 1537511

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

Explanatory Note: The sole purpose of this Amendment to Progressive Green Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the Securities and Exchange Commission on December 2, 2015 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q.

2

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

* These exhibits were previously filed in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the Securities and Exchange Commission on December 2, 2015.

**Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: December 3, 2015	By:	/s/ Eugene Fernandez
		Name:	Eugene Fernandez
		Title:	President and Interim Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)

3