Form 10-K
period 2015-12-31
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2016-03-23
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $5,293,885. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 22, 2016, there were 33,086,782 shares outstanding of the registrant’s common stock.

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

Item 1. Business.

Organization

Progressive Green Solutions, Inc. (the “Company” or “PGSC”) (formerly known as MarketingMobileText, Inc.) was incorporated under the laws of the State of Nevada on August 31, 2011. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Progressive Green Solutions, Inc.

Share Exchange Transaction with Green Remanufacturing Solutions LLC

On March 7, 2014, the Company, then called “MarketingMobileText, Inc.”, entered into and consummated an Agreement and Plan of Share Exchange (the “Exchange Agreement”) among the Company, Slimko Holdings LLC, the principal stockholder of the Company (the “Majority Shareholder”), Green Remanufacturing Solutions LLC, a Delaware limited liability company (“GRS”), and the members of GRS (the “Exchange”). Upon consummation of the Exchange, the Company acquired all of the outstanding membership interests of GRS in exchange for the issuance of an aggregate 23,000,000 post-split shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). As a result of the Exchange, GRS became a wholly-owned subsidiary of the Company and adopted the business plan of GRS.

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

Company Overview

The Company is the parent corporation of (i) Green Remanufacturing Solutions LLC (www.greenrsus.com), a full service returns management solution provider that specializes in the reverse logistics and asset recovery space, and (ii) Speyside Holdings LLC (www.speysideholdingsllc.com), a management company that is presently managing the operation of a quarry in Highland Mills, New York.

Green Remanufacturing Solutions LLC

Green Remanufacturing Solutions LLC is a full service returns management solution provider that develops turnkey returns solutions that streamline the returns experience and increases its clients’ ability to recapture revenues through environmentally sensible asset recovery. Key to Green Remanufacturing Solution LLC’s service offerings are as follows:

▪	Remanufacturing / refurbishment – Green Remanufacturing Solution LLC’s technicians are capable of fully disassembling a wide array of consumer returns to component form. Green Remanufacturing Solutions LLC’s technicians test and restore each component to the original equipment manufacturer’s mechanical specifications and to a like new condition for the cosmetic components. As part of this process, Green Remanufacturing Solutions LLC’s technicians put each component through a rigorous performance test to ensure each component meets the original equipment manufacturer’s reconditioned specifications. Clients that utilize Green Remanufacturing Solution LLC’s in house recovery processes are able to achieve substantial recovery rates.

▪	Dedicated external quality assurance program – integral to Green Remanufacturing Solution LLC’s returns management solutions is Green Remanufacturing Solution LLC’s engineering and quality assurance component. Green Remanufacturing Solution LLC’s highly skilled team of product engineers, inspect, evaluate, and collect all data as it relates to product defects as part of its returns intake procedure. As part of this process, Green Remanufacturing Solution LLC’s engineers inspect returned merchandise for serial defects, manufacturing defects, shipping damage, customer abuse, and buyer remorse. The data collected is then used to assist Green Remanufacturing Solution LLC’s clients in determining the root causes of a defect or to establish trends about certain defects, which in turn enables Green Remanufacturing Solution LLC or its client to proactively manage and correct defects as well as to aid in the location of defective products at various levels within the supply chain. This value added service helps reduce the corrective action cycle time between the time of manufacture and ultimate distribution, saving Green Remanufacturing Solution LLC’s clients’ most valuable asset – its brand name.

▪	Warranty program management – Green Remanufacturing Solution LLC’s has solutions to manage the entire reverse logistics process by simplifying the returns process through customized return center programs. Once a return is received at Green Remanufacturing Solution LLC’s return center, Green Remanufacturing Solution LLC provides the client with a detailed receiving report that contains the customer name, customer location, return authorization number, model number, serial number and condition of product received. Clients that utilize our return center eliminate costly handoffs, double handling, credit reconciliation errors, and shrinkage, which in turn leads to increase in value recovery.

Green Remanufacturing Solution LLC’s target customers are manufacturers and retailers in the consumer products space which have traditionally been subject to either ‘destroy-in-field’ programs or ‘remit to landfill’ programs. The consumer product categories that Green Remanufacturing Solution LLC return management solutions are well suited for are as follows:

•	Major Appliances: refrigerators, ovens, dishwashers, washers, dryers, freezers, wine coolers, beverage coolers and over the counter microwaves;

•	Small Appliances: counter top microwaves, compact refrigerators, portable washers, coffee makers, espresso/cappuccino makers, toaster ovens, blenders and food processors;
•	Floor Care Products: Vacuums, steam cleaners and robotic vacuums;
•	Air Conditioning/Filtration Products: window air conditioners, thru-wall air conditioners, portable air conditioners, dehumidifiers, air purification systems, space heaters and split HVAC units;
•	Outdoor Power Equipment: pressure washers, compressors, generators, chain saws and lawn mowers; and
•	Power Tools: electric and battery operated drills, circular saws, chop saws, bench grinders and belt sanders.

As of December 31, 2015, Green Remanufacturing Solutions LLC had 18 full-time employees. Training is performed in-house at Green Remanufacturing Solution LLC’s facility by selected management and operational teams. The Company also regularly invites manufacturers to assist and participate in product, process and procedure training. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in consumer return cycle.

Speyside Holdings LLC

On April 30, 2015, Speyside Holdings LLC concurrently entered into a management / purchase agreement with Highland Sand & Gravel, Inc. Highland Sand & Gravel, Inc. is the owner of a quarry in Highland Mills, New York. Per the management / purchase agreement, Speyside Holdings LLC has 12 months from April 30, 2015, plus one 6 month extension, to close on the acquisition. The negotiated purchase price is $5.5M, of which Speyside Holdings LLC has put down $200k in earnest money, $50K in key money, and has negotiated $4M in seller financing. During the pendency of the management agreement, Speyside Holdings LLC is assuming all operational responsibilities of the quarry, including all costs and expenses, and is charged with taking in all receipts from sales. In exchange for this arrangement, Speyside Holdings LLC pays a royalty to Highland Sand & Gravel, Inc. consisting of $1 per ton of material sold from the Highland Mills quarry. Upon Speyside Holdings LLC closing on the purchase agreement, the royalty to Highland Sand & Gravel, Inc. will terminate.

As of December 31, 2015, Speyside Holdings LLC had 13 full-time employees. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

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

We had an accumulated deficit of $4,602,913 at December 31, 2015, a net loss of $2,399,155 and net cash used in operating activities of $970,245 for the year then ended. These factors raise substantial doubt in the minds of our auditors about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

We continue to rely on major customers for most of our revenues; the loss of either customer could adversely affect our business.

Approximately 66% of our revenues are derived from a management agreement that has a finite term. We expect to be dependent on this management agreement until such time as the Company has raised the appropriate funds to close on the acquisition of Highland Sand & Gravel, Inc. by Speyside Holdings LLC, or until the termination of the management agreement, whichever occurs first. Speyside Holding LLC’s management agreement expires on October 30, 2016, and there is no guarantee that the management agreement will be renewed or that Speyside Holdings LLC will continue to engage in business after such date. Termination of the management agreement could adversely affect our business, operating results and financial condition.

Recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.

The worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration for the foreseeable future. We are subject to risks associated with these adverse conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets. This global economic situation could adversely impact our major suppliers, distributors, customers, municipalities, government, and retailers. The inability of suppliers, distributors, customers, municipalities, government, or retailers to conduct business or to access liquidity could impact our ability to sell our products and/or services.

There can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect spending patterns and purchases of our products and/or services, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, customers, municipalities, government, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. We are unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the U.S. and other markets.

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

We estimate that there are numerous companies engaged in the business of managing returns for the same types of products as us. Several of these entities have greater financial resources than us and as a result, we may not be able to invest comparable levels of funding into its business. There can be no assurance that we will be successful in establishing the creditability of the products and services and financial position necessary to successfully compete against the large, well-established competitors. A failure to do so could mean that we will perform substantially below its expectations and investors could lose some or all of their investment. Furthermore, existing competitors may grow their business, and new competition may enter the market over time, all of which may increase competition and our success.

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

We operate in a highly competitive environment, and its outlook depends on a forecast of our share of sales based on its ability to compete with others in the marketplace. We compete on the basis of price, quality, product performance, volume, and customer service. There can be no assurance that our products and/or services will be able to compete successfully with other companies’ products and/or services. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated raw material shortages, reconditioning difficulties, quarrying difficulties, etc. Our failure to price our products and/or services competitively, our failure to produce products and/or services at a competitive cost or an unexpected buildup in inventories, leading to severe downward pressure product prices. Changes in market acceptance of prices, changes in market requirements for price discounts or changes in competitors’ behavior could have an adverse impact on our business, results of operations and financial condition. Failure to maintain and enhance the Company’s competitive position could materially and adversely affect the Company’s business and prospects for business.

We may face quality problems from operational failures that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.

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

Our reliance on third-party suppliers, manufacturers, and service providers to secure raw materials and equipment exposes us to volatility in the prices and availability of these materials and equipment. A disruption in deliveries from third-party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet its commitments to customers or could increase its operating costs. Quality and sourcing issues experienced by third-party providers and manufacturers can also adversely affect the quality and effectiveness of our products and services and result in liability and reputational harm.

Our business is subject to the sourcing practices of its secondary market dealers.

We sell finished products through an independent dealer network and directly to end users. Our independent dealer network carries inventory of finished products as part of ongoing operations and adjusts those inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively. In particular, some of our secondary market dealers have the capability in the future to refurbish or remanufacture their own products. We cannot assure that these customers will continue to purchase product from us in the future.

Our products are subject to recall for performance or safety-related issues.

Our products may be subject to recall for performance or safety-related issues. Product recalls subject us to harm to its reputation, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Any significant product recalls could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Eugene Fernandez, our President, Vice President of Business Development and Interim Chief Financial Officer and Michael Cox, our Chief Operating Officer, perform key functions in the operation of our business. The loss of any of these could have a material adverse effect upon our business, financial condition, and results of operations. We do maintain key-person insurance for Michael Cox. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

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

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers, or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate desired acquisitions. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customers of the acquired company;
•	difficulties integrating the acquired company’s standards, processes, procedures and controls;
•	difficulties coordinating new product and process development;
•	difficulties hiring additional management and other critical personnel;

•	difficulties increasing the scope, geographic diversity and complexity of our operations;
•	difficulties consolidating facilities, transferring processes and know-how;
•	difficulties reducing costs of the acquired company’s business;
•	diversion of management’s attention from our management; and
•	adverse impacts on retaining existing business relationships with customers.

There are risks related to our internal growth and operating strategy.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers;
•	differentiate ourselves in a competitive market by emphasizing new product development and value added services;
•	hire and retain employees; and
•	reduce operating and overhead expenses.

Our inability to achieve internal growth could materially and adversely affect our business, financial condition, results of operations, liquidity, and cash flows. One key component of our operating strategy is to operate our businesses on a decentralized basis, with local or regional management retaining responsibility for day-to-day operations, profitability, and the internal growth of the individual business. If we do not implement and maintain proper overall business controls, this decentralized operating strategy could result in inconsistent operating and financial practices and our overall profitability could be adversely affected.

Our operating results may vary significantly from one reporting period to another and may be adversely affected by the cyclical nature of the markets we serve.

The relative demand for our products is a function of the highly cyclical construction and consumer returns industries. As a result, our revenue may be adversely affected by declines in the construction industry and/or volume of consumer returns generally and in our regional markets. Our results also may be materially affected by:

•	the level of commercial and residential construction in our regional markets;
•	the availability of funds for public or infrastructure construction from local, state and federal sources;
•	unexpected events that delay or adversely affect our ability to deliver crushed aggregate according to our customers’ requirements;
•	changes in interest rates and lending standards;
•	changes in the mix of our customers;
•	the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;
•	the budgetary spending patterns of customers;
•	increases in construction and design costs;
•	power outages and other unexpected delays;
•	our ability to control costs and maintain quality;
•	employment levels; and
•	regional or general economic conditions.

As a result, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year. Furthermore, negative trends in the crushed aggregate industry or the consumer products markets could have material adverse effects on our business, financial condition, results of operations, liquidity, and cash flows.

Our net revenue attributable to infrastructure projects could be negatively impacted by a decrease or delay in governmental spending.

Our business depends, in part, on the level of governmental spending on infrastructure projects in our markets. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations, liquidity, and cash flows.

Our business is seasonal and subject to adverse weather.

Since a segment of our business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently produce crushed aggregates. Adverse weather conditions could also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, delays in obtaining permits, time required to remove water from flooded operations, and similar events. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events could adversely affect our business, financial condition, results of operations, liquidity, and cash flows.

Our overall profitability is sensitive to price changes and minor variations in sales volumes.

Generally, our customers are price-sensitive. Prices for our products and services are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Because of the fixed-cost nature of our business, our overall profitability is sensitive to price changes and minor variations in sales volumes.

Governmental regulations, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

•	land usage;
•	street and highway usage;
•	noise levels; and
•	health, safety and environmental matters.

In many instances, we must have various certificates, permits or licenses in order to conduct our business. Our failure to maintain required certificates, permits or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain new certificates, permits or licenses, could impede the implementation of any acquisitions.

Governmental requirements that impact our operations include those relating to air quality, reclamation, mining, land use, and water quality. These requirements are complex and subject to change. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements, or the future discovery of environmental conditions may require us to make unanticipated material expenditures. In addition, we may fail to identify, or obtain indemnification for, environmental liabilities of acquired businesses. We generally do not maintain insurance to cover environmental liabilities.

Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs.

Operating heavy equipment, particularly in a quarry environment, exposes our operators and others to many hazards. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. Although we conduct training programs designed to reduce these risks, we cannot eliminate these risks. We maintain insurance coverage in amounts we believe are consistent with industry practice; however, this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate, or at rates we consider reasonable. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on us.

The insurance policies we maintain are subject to varying levels of deductibles. If we were to experience insurance claims above our coverage, our business, financial condition, results of operations, liquidity, and cash flows might be materially and adversely affected.

We may not be able to generate sufficient cash flows to meet our debt service obligations and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future sources of capital may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we complete an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the, on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances or restructuring or refinancing our indebtedness. We may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Risks Related to Our Securities

Our Executive Officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers and certain large shareholders of the Company, hold approximately 47.2% of the voting power of the outstanding shares immediately after the share exchange. These officers have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such our executive officers have the power to prevent or cause a change in control; therefore, without the aforementioned consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

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

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

•	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the share exchange may limit interest in our securities;
•	variations in quarterly operating results from the expectations of securities analysts or investors;
•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;
•	announcements of new attractions or services by us or our competitors;
•	reductions in the market share of our services;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general technological, market or economic trends;
•	investor perception of our industry or prospects;
•	insider selling or buying;
•	investors entering into short sale contracts;
•	regulatory developments affecting our industry; and
•	additions or departures of key personnel.

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

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares are designated as “blank check” preferred stock, par value $0.001 per share (the “Preferred Stock”); and (iii) to effect a forward split such that ten (10) shares of Common Stock were issued for every one (1) share of Common Stock issued and outstanding immediately prior to the Amendment (the “Split”).

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Green Remanufacturing Solutions LLC is currently a party to a lease agreement for an approximately 41,533 square foot facility located at 445 County Road 101, Yaphank, New York 11980, which is set to expire on March 31, 2017. The current base rent is approximately $21,607 per month and escalates to approximately $22,351 in the final year of the lease.

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

Item 4.  Mine Safety Disclosure

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.

PART II

Item 5.  Markets for Registrant’s Common Equity and Related Stockholder Matter.

(a) Market information

Our common stock first became quoted on the Over-the-Counter Bulletin Board under the trading symbol “MMTX” on October 25, 2012. In June 2014, the trading symbol changed to “PGSC.” The following table lists the high and low bid information for our common stock for each quarter in the fiscal years ended 2015 and 2014, respectively:

	2015		2014
	High	Low	High	Low
First Quarter	$2.50	$0.34	$-	$-
Second Quarter	$1.50	$0.15	$1.60	$0.00
Third Quarter	$0.16	$0.06	$3.25	$1.15
Fourth Quarter	$0.25	$0.13	$1.99	$0.26

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of December 31, 2015, was approximately 58 based on information received from our transfer agent, Action Stock Transfer Corp. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

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

We have 2,146,660 shares of common stock available for issuance under the Green Remanufacturing Solutions, Inc. 2014 Equity Incentive Plan as of December 31, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,146,660	-	2,146,660
Equity compensation plans not approved by security holders	-	-	-
Total	2,146,660	-	2,146,660

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

Preferred Stock

The Company’s Amended Articles of Incorporation authorizes the issuance of 10,000,000 shares of “blank check” Preferred Stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company’s board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by 17C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014

The below consolidated results of operations disclosure includes the Company, Green Remanufacturing Solutions LLC, Appliancesplace.com, LLC, and Speyside Holdings LLC.

Revenues

Revenues for the year ended December 31, 2015 were approximately $4,848,534 as compared to $2,773,196 for the year ended December 31, 2014. The increase in revenues of $2,075,338, or 74.8%, is attributable to additional business from Speyside Holdings, LLC.

Current Assets

At December 31, 2015, the Company had current assets of $1,042,471 and total assets of $2,166,013 compared to December 31, 2014, when current assets were $970,421 and total assets were $1,565,836. This increase is largely related to accounts receivable relating to sales made by Speyside Holdings LLC.

Current Liabilities

Current liabilities at December 31, 2015 were $3,714,347 compared to $729,519 at December 31, 2014. At December 31, 2014, current liabilities are mainly comprised of accounts payable and customer deposits. The 409% increase in current liabilities as of December 31, 2015 is largely due to the level of repairs and upgrades associated with the operations of Speyside Holdings LLC.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2015 was approximately $4,842,955, compared to $2,637,062 for the year ended December 31, 2014, an increase of 84%. This increase is due both to the expansion of business operations as well as the complete write off of Green Remanufacturing Solutions LLC’s inventory. The value of the inventory write-off was $174,517.

Operating Expenses

The Company’s operating expenses were approximately $ 2,254,156 for the year ended December 31, 2015, compared to $2,372,736 for the year ended December 31, 2014. The reduction of $118,580 is attributable to cost reductions at Green Remanufacturing LLC and the fact that the majority of operating expenses associated with Speyside Holdings, LLC are included in cost of goods sold.

Net Loss

For the year ended December 31, 2015, the Company had a net loss of approximately $2,399,155, or $.07 per share, compared to a net loss of $2,348,587, or $0.08 per share, for the year ended December 31, 2014. The reason for the increase is the net loss is attributable to several factors:

1.	Price increase for the consumer returns that Green Remanufacturing LLC was purchasing for its own account;

2.	Increased scrap rate of the consumer returns that Green Remanufacturing LLC was purchasing for its own account;

3.	One-time accounting charges for inventory write-offs and bad debt write-offs. The value of these combined write offs is approximately $256,582;

4.	A pivot in Green Remanufacturing Solutions LLC’s business model from purchasing returns for its own account for resale to servicing consumer returns for a fee;

5.	Partial year of operations for Speyside Holdings LLC;

6.	Royalty expenses that are associated with Speyside Holdings LLC’s management agreement and which are scheduled to cease upon Speyside Holding LLC closing on the Highland Sand & Gravel, Inc. asset purchase agreement;

7.	Extraordinary repairs and maintenance undertaken at Speyside Holdings LLC’s operations;

8.	Production inefficiencies at Speyside Holdings LLC due to aging equipment that required extraordinary repairs and maintenance; and

9.	Equipment rental fees for equipment used in the operations of Speyside Holdings LLC.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2015 was $970,243 compared to $2,309,483 used in operating activities during the year ended December 31, 2014. The decrease is related to the increase in Speyside Holdings LLC’s accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $ 480,887 for the year ended December 31, 2015, compared to $155,301 for the year ended December 31, 2014. This increase is related primarily to contract deposits on Speyside Holdings LLC and CEM III LLC.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,389,314 and $2,452,007 for the years ended December 31, 2015 and 2014, respectively. The reduction in net cash provided is due to the Company not obtaining additional funding from public offerings of stock in 2015. Currently, additional funding is being secured from stockholder loans.

Plan of Operation

Our plan of operations over the next twelve months includes (i) focusing our operations on Speyside Holding LLC’s quarry operations; (ii) increasing sales revenue to $10,000,000; (iii) securing service contracts with consumer product manufacturers, resellers, and service providers; (iv) exploring the acquisitions of quarries, concrete plants, asphalt plants and construction companies; (v) reducing Green Remanufacturing Solution, LLC’s overhead; and (vi) exploring transportation alternatives for Speyside including in-house trucking and rail siding. In order to implement our plan of operation, we will need to obtain outside funding. Green Remanufacturing Solutions LLC’s strategic vision is so shift from purchasing consumer returns to refurbishing consumer goods for a fee. The service agreement business mode allows the Company to increase revenue without the need to purchase inventory, thereby reducing cash flow constraints. Speyside Holding LLC’s strategic vision is to close on its purchase agreement with Highland Sand & Gravel, Inc. and expand the sales of its crushed aggregate into the New York, New Jersey and Connecticut markets. The Company believes that it will need a minimum of $15,000,000 to cover its planned operations over the next 12 months.

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

As of December 31, 2015, the Company had a cash balance of $521. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. We currently have no commitments with any person for any capital expenditures.

Using an annualized figure of $2,254,158 for our operating costs, costs are approximately $187,846 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than one month.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

We have incurred losses since inception have net cash used from our operations through the year ended December 31, 2015. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest to Company

Green Remanufacturing LLC	The State of Delaware	May 31, 2012 (March 7, 2014) (N/A)	100%

Appliancesplace.com, LLC	The State of New York	November 29, 2012 (March 7, 2014) (N/A)	100%

Speyside Holdings LLC	The State of Delaware	March 25, 2015 (April 23, 2015) (N/A)	85%

CEM III LLC	The State of New York	July 13, 2015 (October 1, 2015) (N/A)	72.25%

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

The Company recorded a provision for doubtful accounts of $85,000 to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement (*)	3-6

Property and equipment	7-15

Software	3

Management Agreement (^)	1.5

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

(^) Amortized on a straight-line basis over the term of the Management Agreement or its termination date, whichever is shorter.

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

In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee’s incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee’s incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Product Warranty

The Company estimates future costs of warranty obligations in accordance with ASC 460-10, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a warranty. As of the fourth quarter of 2015, GRS LLC is no longer purchasing product for its own account and reconditioning said product for resale with a GRS LLC warranty. Prior to the fourth quarter of 2015, GRS LLC would warrant most of its reconditioned product for a specific period of time, usually 30 – 90 days but sometimes one year, from the date of purchase, for certain covered reasons. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

The Company has incurred de minimis warranty costs in connection with its sales for the reporting period ended December 31, 2015 due to the short duration of its warranty period and it no longer purchasing consumer returns for its own account for reconditioning and resale.

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty’s performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Deferred Tax Assets and Income Taxes Provision

Until March 6, 2014, Green Remanufacturing Solutions, LLC was treated as a pass through entity for federal income tax purposes, i.e. members of an LLC are taxed separately on their distributive share of the LLC’s earnings (loss) whether or not that income is actually distributed.

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

Speyside Holdings, LLC is treated as a partnership for federal income tax purposes.

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

Pro forma income tax information (unaudited)

Prior to March 7, 2014, the date of acquisition, Green Remanufacturing Solutions, LLC was a LLC, treated as a partnership for federal income tax purposes.  The operating results of the LLC were included in the income tax returns of the member of LLC for income tax purposes.

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

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2015 or 2014.

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

The Company follows Topic 280 of the FASB Accounting Standards Codification for segment reporting. Pursuant to Paragraph 280-10-50-1 an operating segment is a component of a public entity that has all of the following characteristics: (a). It engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity). (b). Its operating results are regularly reviewed by the public entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. (c). Its discrete financial information is available. In accordance with Paragraph 280-10-50-5 the term chief operating decision maker identifies a function, not necessarily a manager with a specific title. That function is to allocate resources to and assess the performance of the segments of a public entity. Often the chief operating decision maker of a public entity is its chief executive officer or chief operating officer, but it may be a group consisting of, for example, the public entity’s president, executive vice presidents, and others. Pursuant to Paragraph 280-10-50-10 a public entity shall report separately information about each operating segment that meets both of the following criteria: (a). Has been identified in accordance with paragraphs 280-10-50-1 and 280-10-50-3 through 50-9 or results from aggregating two or more of those segments in accordance with the following paragraph; and (b). Exceeds the quantitative thresholds in paragraph 280-10-50-12. In accordance with Paragraph 280-10-50-12 a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds: (a). Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments. (b). The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either: 1. The combined reported profit of all operating segments that did not report a loss, or 2. The combined reported loss of all operating segments that did report a loss. (c). Its assets are 10 percent or more of the combined assets of all operating segments. Pursuant to Paragraphs 280-10-50-22 and 280-10-50-29, a public entity shall report a measure of profit or loss and total assets for each reportable segment and provide an explanation of the measurements of segment profit or loss and segment assets for each reportable segment. At a minimum, a public entity shall disclose all of the following: (a). The basis of accounting for any transactions between reportable segments. (b). The nature of any differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income (loss) before income tax provision, extraordinary items, and discontinued operations (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). (c). The nature of any differences between the measurements of the reportable segments’ assets and the public entity’s consolidated assets (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). (d). The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss. (e). The nature and effect of any asymmetrical allocations to reportable segments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

Item 8. Financial Statements.

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served as such:

Name	Age	Position with the Company

Eugene Fernandez	54	President, Vice President of Business Development, Interim Chief Financial Officer, Director

Michael Cox	32	Chief Operating Officer, Director

Slawek Mochalski	46	Vice President of Remanufacturing Operations

Anthony Williams	70	Director

Eugene Fernandez, 54, President, Vice President of Business Development, Interim Chief Financial Officer and Director. Mr. Fernandez has served in an executive role since June 2012. Mr. Fernandez comes from a long business career that had him operating in both the private and public sectors. During Mr. Fernandez’s career, he has led a number of startups, raised multiple rounds of private and venture capital and has successfully launched new products that were sold to consumer and enterprise customers. Mr. Fernandez has served as the President of BlueGreen Farms, a real estate development company and construction company, and has spearheaded the development of an agricultural company. Mr. Fernandez holds a B.S. in Business Management from Dominican College.

Michael Cox, 32 Chief Operating Officer and Director. Mr. Cox joined GRS in January 2013 and is responsible for business development, corporate strategy and strategic partnerships. Mr. Cox is an attorney admitted to practice law in New York. Prior to joining GRS in 2013, Mr. Cox represented public and private entities in corporate and regulatory matters. Michael holds a B.S. in Economics from The Pennsylvania State University and a J.D. from Hofstra University School of Law.

Anthony Williams, 70, Director. Anthony Williams is member of the Dentons U.S., LLP’s New York office. He focuses on commercial transactions, including mergers and acquisitions, private equity investments and financings for U.S. and non-U.S. clients. He also counsels domestic and multi-national corporations on all securities law topics and corporate finance matters. In addition to his extensive transactional practice, he acts as general counsel to family offices and private foundations and advises on all of their legal and business needs. After working in its Hong Kong office and founding its San Francisco office, Mr. Williams served as Chairman of Coudert Brothers LLP from 1993 to 2001. He has deep international experience in financial management, investments, accounting and business development. He is a veteran of the United States Army. Mr. Williams holds an A.B., cum laude, from Harvard University and a J.D., from the New York University School of Law, where he served as the Managing Editor of the New York University Journal of International Law.

Slawek Mochalski, 46, Vice President of Remanufacturing Operations. Mr. Mochalski has served as Vice President of Operations of Green Remanufacturing Solutions LLC since 2012. Over the past two decades, Mr. Mochalski has developed his proprietary remanufacturing processes and has employed them for some of the largest consumer product manufacturers in the world including, Whirlpool, Haier, Frigidaire, General Electric, Royal Appliance Manufacturing Company, Bissell, Inc., Fantom Technologies, The Hoover Company, Karcher USA, and Aero Inflatable Products. Mr. Mochalski was the Vice President of Production at Consumer Product Services LLC from 2004 to 2011, where he was director of operations, operating and managing return centers exceeding 200,000 square feet with staff approaching 400.

Audit Committee

Our board of directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead the board of directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of independent auditors to audit the Company’s financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Item 11. Executive Compensation.

Executive Compensation

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers. Compensation data is shown for the years ended December 31, 2015 and 2014. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Eugene Fernandez (1)(2)	2015	13,000	-	-	-	-	-
	2014	-	-	-	-	-	-
Michael C. Cox (1)(2)	2015	13,000	-	-	-	-
	2014	69,231	-	-	-	-	69,231
Slawek Mochalski	2015	91,404	-	-	-	-	91,404
	2014	101,961	-	-	-	-	101,961

(1) On April 23, 2015, the Company approved employment agreements with Eugene Fernandez as President and Michael Cox as Chief Operating Officer. Messrs. Fernandez and Cox agreed to three year terms each at a salary of $120,000 per year, plus customary benefits and the opportunity for bonuses and equity grants.

(2) As of December 31, 2015, Messrs. Fernandez and Cox each agreed to defer and accrue $48,000 of salary.

Director Compensation

The members of our board of directors did not receive compensation for their services as directors for the year ended December 31, 2015.

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2015.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2015, by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o 445 County Road 101, Suite E, Yaphank, New York 11980.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

Eugene Fernandez (2)	9,393,338	28.4%

Michael Cox (3)	3,195,000	9.7%

Slawek Mochalski	883,200	2.7%

Anthony Williams (4)	2,152,130	6.5%

Bober Family Trust	2,177,600	6.6%

Officers and Directors as a Group (4 persons)	15,623,668	47.2%

(1)	Based upon 33,086,782 shares of common stock outstanding as of December 31, 2015.

(2)	Includes 2,502,120 shares held by Mr. Fernandez individually, 4,811,820 shares held by SDG Group Holdings LLC, 1,979,930 shares held by Thunnus Thynnus Consulting LLC and 99,488 shares held by FLS 3, Inc., over which Mr. Fernandez holds voting and dispositive power over.

(3)	Includes 2,350,000 shares held by EF Trust and 845,000 shares held by Canyon Bound LLC, over which Mr. Cox holds voting and dispositive power.

(4)	Includes 2,152,130 shares held by Stonehenge Holdings LLC.

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

Eugene Fernandez, a principal of the Company, has previously loaned $950,000 to the offering’s placement agent’s parent company, Canterbury Securities Holdings, Inc., all of which amount remains due and owing.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2015 and December 31, 2014, were $25,000 and $25,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2015 and December 31, 2014, were $-0- and $-0-, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2015 and December 31, 2014, were $10,285 and $-0-, respectively.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Share Exchange, dated March 7, 2014, by and among MarketingMobileText, Inc., Green Remanufacturing Solutions LLC, Slimko Holdings LLC and the members of Green Remanufacturing Solutions LLC (as filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 13, 2014)

3.1	Amended and Restated Articles of Incorporation (as filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 18, 2014)

3.2	Amended and Restated Bylaws (as filed as Exhibit 3.2 to the Current Report on Form 8-K filed on January 7, 2015)

10.1	Green Remanufacturing Solutions, Inc. 2014 Employee Incentive Stock Option Plan (as filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 13, 2014)

10.2	Form of Subscription Agreement (as filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 13, 2014)

14.1	Code of Ethics (as filed as Exhibit 14.1 to the Form 10-K filed on May 8, 2015)

21.1	Subsidiaries of the Registrant *

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. *

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	XBRL Taxonomy Extension Definition *

101.LAB	XBRL Taxonomy Extension Labels *

101.PRE	XBRL Taxonomy Extension Presentation *

*	filed herewith

**	furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: March 23, 2016	By:	/s/ Eugene Fernandez
Eugene Fernandez
President and Interim Chief Financial Officer (Principal Executive Officer and (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene Fernandez	President and Interim Chief Financial Officer (Principal	March 23, 2016
Eugene Fernandez	Executive Officer and Principal Financial and Accounting Officer)
	Financial Officer (Principal Financial Officer) (Principal Accounting Officer) and Director	March 23, 2016

/s/ Michael Cox	Chief Operating Officer and Director	March 23, 2016
Michael Cox

/s/ Anthony Williams	Director	March 23, 2016
Anthony Williams

Progressive Green Solutions, Inc.

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Progressive Green Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Progressive Green Solutions, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 23, 2016

Progressive Green Solutions, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash	$521	$62,337
Accounts receivable, net	1,007,099	255,779
Inventories, net	-	603,155
Prepayments and other current assets	34,851	49,150

Total current assets	1,042,471	970,421

PROPERTY AND EQUIPMENT
Property and equipment	395,138	102,580
Accumulated depreciation	(40,112)	(10,793)

Property and equipment, net	355,026	91,787

SOFTWARE AND HARDWARE
Software and hardware	207,081	190,731
Accumulated amortization	(85,677)	(45,138)

Software and hardware, net	121,404	145,593

LEASEHOLD IMPROVEMENTS
Leasehold improvements	698,213	563,267
Accumulated amortization	(338,016)	(239,925)

Leasehold improvements, net	360,197	323,342

MANAGEMENT AGREEMENT
Management agreement	50,000	-
Accumulated amortization	(22,778)	-

Management agreement, net	27,222	-

OTHER ASSETS
Security deposits	34,693	34,693
Deposit on potential purchases	225,000	-

Total other assets	259,693	34,693

Total assets	$2,166,013	$1,565,836

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,180,370	$448,980
Factor Advance	192,710	-
Customer deposits	-	239,660
Notes payable -related parties	1,123,501	-
Advances from stockholders	32,339	500
Advances from third party	117,264	-
Deferred rent, current portion	46,252	40,379
Equipment loan, current portion	21,911	-

Total current liabilities	3,714,347	729,519

NON-CURRENT LIABILITIES
Deferred rent, net of current portion	14,265	68,764
Equipment loan, net of current portion	69,001	-
Total non-current liabilities	83,266	68,764

Total liabilities	3,797,613	798,283

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 33,086,782 shares issued and outstanding	33,087	33,087
Additional paid-in capital	2,999,636	2,999,636
Accumulated deficit	(4,602,912)	(2,265,170)

Total Progressive Green Solutions, Inc. stockholders' equity (deficit)	(1,570,189)	767,553

Non-Controlling Interest	(61,411)	-

Total equity (deficit)	(1,631,600)	767,553

Total liabilities and equity (deficit)	$2,166,013	$1,565,836

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2015	December 31, 2014

NET REVENUE	$4,848,534	$2,773,196

COST OF GOODS SOLD
Cost of goods sold	4,668,438	2,360,368
Inventory obsolescence and markdowns	174,517	276,694

COST OF GOODS SOLD	4,842,955	2,637,062

GROSS MARGIN	5,579	136,134

OPERATING EXPENSES:
Salaries and wages	674,943	781,190
Professional fees	341,245	488,259
Rent and occupancy	516,803	628,153
Selling, general and administrative	721,165	475,134

Total operating expenses	2,254,156	2,372,736

LOSS FROM OPERATIONS	(2,248,577)	(2,236,602)

OTHER (INCOME) EXPENSE:
Other (income) expense	40,441	(1,674)
Interest expense	28,070	-
Bad debt expense	82,065	113,659

Other (income) expense, net	150,576	111,985

LOSS BEFORE INCOME TAX PROVISION	(2,399,153)	(2,348,587)

INCOME TAX PROVISION	-	-

NET LOSS	(2,399,153)	(2,348,587)

Net loss attributable to non-controlling interest	(61,411)	-

Net loss attributable to PGS Inc. stockholders	$(2,337,742)	$(2,348,587)

Net loss per common share - Basic and diluted	$(0.07)	$(0.08)

Weighted average common shares outstanding - Basic and diluted	33,086,782	29,720,405

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

Consolidated Statement of Changes in Equity (Deficit)

For the Year Ended December 31, 2014 and 2015

					Progressive Green
	Common Stock Par Value $0.001		Additional		Stockholders'	Non-controlling	Total
	Number of Shares	Amount	Paid-in capital	Accumulated Deficit	Equity (Deficit)	Interest	Equity (Deficit)

Balance, December 31, 2013	23,000,000	$23,000	$2,304,392	$(2,455,569)	$(128,177)	$-	$(128,177)

Net loss for the period from January 1, 2014 through March 7, 2014				(83,417)	(83,417)		(83,417)

Reclassification of undistributed retained earnings as of March 7, 2014 to additional paid-in capital			(2,538,986)	2,538,986	-		-

Reverse acquisition adjustment	4,560,000	4,560	(6,273)		(1,713)		(1,713)

Issuance of common shares for cash at $0.75 per share, net of issuance cost	5,024,348	5,024	3,636,601		3,641,625		3,641,625

Issuance of common shares to placement agent plus fees	502,434	503	(396,098)		(395,595)		(395,595)

Net loss for the period from March 7, 2014 through December 31, 2014				(2,265,170)	(2,265,170)		(2,265,170)

Balance, December 31, 2014	33,086,782	33,087	2,999,636	(2,265,170)	767,553	-	767,553

Net loss				(2,337,742)	(2,337,742)	(61,411)	(2,399,153)

Balance, December 31, 2015	33,086,782	$33,087	$2,999,636	$(4,602,912)	$(1,570,189)	$(61,411)	$(1,631,600)

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2015	December 31, 2014

Net loss before non-controlling interest	$(2,399,153)	$(2,348,587)

Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities
Depreciation expense	29,319	7,818
Amortization expense, software	40,539	31,730
Amortization expense, leasehold improvement	98,091	95,432
Amortization expense,management agreement	22,778	-
Changes in operating assets and liabilities:
Accounts receivable	(751,320)	21,824
Inventories	603,155	(54,880)
Prepayments and other current assets	14,299	(1,970)
Accounts payable and accrued expenses	1,660,335	(409,653)
Customer deposits	(239,660)	239,660
Deferred rent	(48,626)	109,143

Net cash used in operating activities	(970,243)	(2,309,483)

Cash flows from investing activities:
Purchase of property and equipment	(125,646)	(62,018)
Purchase of leasehold improvements	(63,891)	(69,639)
Purchase of software and hardware	(16,350)	(23,644)
Management agreement	(50,000)	-
Deposit on potential purchase	(225,000)	-

Net cash used in investing activities	(480,887)	(155,301)

Cash flows from financing activities:
Advances from (repayment to) stockholders	31,839	(565,636)
Proceeds from(repayment to) notes payable - related parties	1,047,501	(226,674)
Advances from third party	117,264
Factor Advance	192,710
Proceeds from issuance of common stock	-	3,244,317
Net cash provided by financing activities	1,389,314	2,452,007

Net change in cash	(61,816)	(12,777)

Cash at beginning of the reporting period	62,337	75,114

Cash at end of the reporting period	$521	$62,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing and Investing Activities:
Accrued liabilities for leasehold improvements	$71,055	$-
Property and equipment purchased with debt	$166,912	$-

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.

December 31, 2015 and 2014

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

Applianceplace.com, LLC

Applianceplace.com, LLC was formed on November 29, 2012 under the laws of the State of New York and is 100% owned by the Company.

Speyside Holdings LLC

Speyside Holdings LLC was formed on March 25, 2015 under the laws of the State of Delaware and is 85% owned by the Company. On April 23, 2015, the Company acquired eighty-five (85%) of Speyside Holdings LLC (“Speyside”).

On April 30, 2015, Speyside entered into a Professional Management Agreement (the “Management Agreement”) with Highland Sand & Gravel, Inc. (“Highland”) whereby Speyside would operate a sand and gravel quarry owned by Highland in consideration for a fixed fee based on the tonnage of material sold and a minimum guaranteed payment of $12,000 per month. A one-time non-refundable fee of $50,000 was paid to Highland upon the execution of this Management Agreement and is being amortized over the term of the Management Agreement. The term of the Management Agreement is for twelve (12) months with Speyside’s option to extend the Management Agreement an additional six (6) months.

Also on April 30, 2015, Speyside entered into a Purchase and Sale Agreement with Highland to acquire all of the real and personal property of Highland.

CEM III LLC

CEM III LLC (“CEM”) was formed on July 13, 2015 under the laws of the State of New York and is 85% owned by Speyside. On October 1, 2015, CEM entered into a Contract for Sale of Real Estate with Grace E. Wolf Family Limited Partnership (“Wolf”) to acquire an approximately 30-acre parcel of real property for use in connection with Speyside’s operations. CEM is currently inactive.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest to Company

Green Remanufacturing LLC	The State of Delaware	May 31, 2012 (March 7, 2014) (N/A)	100%

Applianceplace.com, LLC	The State of New York	November 29, 2012 (March 7, 2014) (N/A)	100%

Speyside Holdings LLC	The State of Delaware	March 25, 2015 (April 23, 2015) (N/A)	85%

CEM III LLC	The State of New York	July 13, 2015 (October 1, 2015) (N/A)	72.25%

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of and for the reporting periods then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable and accrued expenses, advances from third party and deferred rent approximate their fair values because of the short maturity of these instruments.

The Company’s equipment loans approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

The Company recorded a provision for doubtful accounts of $85,000, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement (*)	3-6

Property and equipment	7-15

Software	3

Management Agreement(^)	1.5

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

(^) Amortized on a straight-line basis over the term of the Management Agreement or its termination date, whichever is shorter.

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

Pursuant to ASC Paragraphs 360-10-35-29 through 35-36 Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group). Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall incorporate the entity’s own assumptions about its use of the asset (asset group) and shall consider all available evidence. The assumptions used in developing those estimates shall be reasonable in relation to the assumptions used in developing other information used by the entity for comparable periods, such as internal budgets and projections, accruals related to incentive compensation plans, or information communicated to others. However, if alternative courses of action to recover the carrying amount of a long-lived asset (asset group) are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. A probability-weighted approach may be useful in considering the likelihood of those possible outcomes. Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall be made for the remaining useful life of the asset (asset group) to the entity. For long-lived assets (asset groups) that have uncertainties both in timing and amount, an expected present value technique will often be the appropriate technique with which to estimate fair value.

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

In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee’s incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee’s incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Pursuant to Section 850-10-20 the related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company and members of their immediate families; (e.) management of the Company and members of their immediate families;; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Product Warranty

The Company estimates future costs of warranty obligations in accordance with ASC 460-10, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a warranty. As of the fourth quarter of 2015, GRS LLC is no longer purchasing product for its own account and reconditioning said product for resale with a GRS LLC warranty. Prior to the fourth quarter of 2015, GRS LLC would warrant most of its reconditioned product for a specific period of time, usually 30 – 90 days but sometimes one year, from the date of purchase, for certain covered reasons. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

The Company has incurred de minimis warranty costs in connection with its sales for the reporting period ended December 31, 2015 due to the short duration of its warranty period and it no longer purchasing consumer returns for its own account for reconditioning and resale.

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

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty’s performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Deferred Tax Assets and Income Taxes Provision

Prior to March 7, 2014, GRS LLC was treated as a partnership for federal income tax purposes, i.e. members of an LLC are taxed separately on their distributive share of the LLC’s earnings (loss) whether or not that income is actually distributed.

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

Pro forma income tax information (unaudited)

Prior to March 7, 2014, the date of acquisition, Green Remanufacturing Solutions, LLC was a LLC, treated as a partnership for federal income tax purposes.  The operating results of the LLC were included in the income tax returns of the members of LLC for income tax purposes.

There was no difference between net loss reported as the LLC or as a C Corporation and there was no income tax provision for the reporting period ended December 31, 2014 as the Company incurred net operating loss for the reporting period would the Company have always been incorporated as a C Corporation upon its incorporation.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income (loss). The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC Paragraphs 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of the if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2015 or 2014.

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

The Company follows Topic 280 of the FASB Accounting Standards Codification for segment reporting. Pursuant to Paragraph 280-10-50-1 an operating segment is a component of a public entity that has all of the following characteristics: (a). It engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity). (b). Its operating results are regularly reviewed by the public entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. (c). Its discrete financial information is available. In accordance with Paragraph 280-10-50-5 the term chief operating decision maker identifies a function, not necessarily a manager with a specific title. That function is to allocate resources to and assess the performance of the segments of a public entity. Often the chief operating decision maker of a public entity is its chief executive officer or chief operating officer, but it may be a group consisting of, for example, the public entity’s president, executive vice presidents, and others. Pursuant to Paragraph 280-10-50-10 a public entity shall report separately information about each operating segment that meets both of the following criteria: (a). Has been identified in accordance with paragraphs 280-10-50-1 and 280-10-50-3 through 50-9 or results from aggregating two or more of those segments in accordance with the following paragraph; and (b). Exceeds the quantitative thresholds in paragraph 280-10-50-12. In accordance with Paragraph 280-10-50-12 a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds: (a). Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments. (b). The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either: 1. The combined reported profit of all operating segments that did not report a loss, or 2. The combined reported loss of all operating segments that did report a loss. (c). Its assets are 10 percent or more of the combined assets of all operating segments. Pursuant to Paragraphs 280-10-50-22 and 280-10-50-29, a public entity shall report a measure of profit or loss and total assets for each reportable segment and provide an explanation of the measurements of segment profit or loss and segment assets for each reportable segment. At a minimum, a public entity shall disclose all of the following: (a). The basis of accounting for any transactions between reportable segments. (b). The nature of any differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income (loss) before income tax provision, extraordinary items, and discontinued operations (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). (c). The nature of any differences between the measurements of the reportable segments’ assets and the public entity’s consolidated assets (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). (d). The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss. (e). The nature and effect of any asymmetrical allocations to reportable segments.

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Inventories

Inventories consisted of the following:

	December 31, 2015	December 31, 2014

Raw materials	-	$306,298

Finished goods	-	403,551

Inventory reserve	-	(106,694)
		$603,155

The Company recorded $174,517 and $276,694 inventory obsolescence and slow moving adjustments for the year ended December 31, 2015 and 2014, respectively.

Note 5 – Property, Equipment, Leasehold Improvement, Software and Hardware and Management Agreement

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2015.

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense were $190,727 and $134,980 for the reporting period ended December 31, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Eugene Fernandez	President, interim CFO, and significant stockholder of the Company.
Anthony Williams	Chairman of the Board of Directors of the Company and significant stockholder of the Company.
Michael Christopher Cox	COO and significant stockholder of the Company.
DGS Group LLC	An entity owned and controlled by a significant stockholder of the Company.
Stonehenge Holdings LLC	An entity owned and controlled by a significant stockholder of the Company.
FLS 3, Inc.	An entity owned and controlled by a significant stockholder of the Company.

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

Notes Payable - Stockholders

Notes payable - Stockholders consisted of the following:

	December 30, 2015	December 31, 2014

On January 30, 2015 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $9,800 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$9,800	-

On various dates between the months of January and June 2015, the Company issued 17 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $128,150 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. Nine of these notes remain outstanding.	$73,900

On April 3, 2015 the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $50,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$50,000	-

On May 11, 2015, the Company issued a note to a stockholder to memorialize (i) the availability of funds in the amount of $500,000 or the amount disbursed to the company and (ii) the terms of the note. As of September 30, 2015, $500,000 has been disbursed to the Company. Pursuant to the terms and conditions, the note accrues interest at the rate of LIBOR (90 day) plus the Margin (4%) per annum and interest payments are due monthly. The note is due May 8, 2016.	$500,000	-

On June 19, 2015, the Company issued a note to a stockholder to acknowledge (i) the loan balance of $140,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues compound interest at 5% per annum and is due on demand. On various dates in November, payments were made to the shareholder totaling $43,000. The current balance due on this note is $76,000	$76,000	-

On July 10, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand. The current balance due on this note is $5,000	$5,000	-

On August 21, 2015, the Company issued a grid note to a stockholder to memorialize (i) the receipt of funds in the amount of $19,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$19,000	-

On August 26, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$10,000	-

On September 1, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$10,000	-

On September 4, 2015, the Company modified the grid note dated August 21, 2015 to a stockholder to memorialize (i) the receipt of funds in the amount of $7,500 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$7,500	-

On September 11, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $4,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$4,000	-

On September 14, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $30,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$30,000	-

On September 23, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $60,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$60,000	-

On October 5, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $25,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$25,000	-

On November 3, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $8,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$8,000	-

On November 4, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $1,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$1,000	-

On November 5, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $2,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$2,000	-

On November 6, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $25,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$25,000	-

On November 25, 2015, the Company issued a note to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$10,000

On December 17, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $125,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$125,000	-

On various dates of December 2015, the Company issued 5 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $59,301 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	$59,301	-

On December 31, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $13,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	$13,000	-

	$1,123,501	$-

Note 7 – Equipment Loan

On November 25, 2015 Speyside purchased an excavator for $108,300; $15,600 in cash and financing of $92,700. The loan has forty-eight payments of $2,088.93 per month, commencing December 2015 and expiring in November 2019 with an annual interest rate of 3.9%.

Equipment loan consisted of the following:

	December 31, 2015	December 31, 2014

(i) On November 25, 2015 Speyside purchased an excavator for $108,300; $15,600 in cash and financing of $92,700. The loan has forty-eight payments of $2,088.93 per month, commencing December 2015 and expiring in November 2019 with an annual interest rate of 3.9%.	90,912	-

Less current maturities	(21,911)	(-)

Total capital lease obligations, net of current maturities	$69,001	$-

The future minimum payments under this equipment loan at December 31, 2015 were as follows:

Year ending December 31:

2016	25,067

2017	25,067

2018	25,067

2019	22,978

Total capital lease obligation payments	98,179

Less amounts representing interest	(7,267)

Present value of total future capital lease obligation payments	$90,912

Less current maturities of capital lease obligation	(21,911)

Capital lease obligation, net of current maturities	$69,001

Note 8 – Commitments and Contingencies

Operating Lease

Operating Lease - Yaphank Facility

On August 10, 2011, effective September 1, 2011, Green Remanufacturing Solutions of NY, Inc. entered into a lease for warehouse space expiring on March 31, 2017 (the “Yaphank Lease”). On January 10, 2013 the Green Remanufacturing Solutions of NY, Inc. amended the Yaphank Lease to expand its demised. On August 1, 2013, Green Remanufacturing Solutions of NY, Inc. assigned the Yaphank Lease, as amended to Green Remanufacturing Solutions LLC. On February 24, 2016, Green Remanufacturing Solutions LLC amended the Yaphank Lease (effective September 29, 2015) to reduce the demised area.

Future base rent minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015	370,903

2016	265,981

2017	67,053

$703,937

Equipment Leases

During the interim period ended September 30, 2015, the Company entered into two equipment rental contracts with purchase option for heavy machinery to be used in its quarry operations. As of December 31, 2015, Management has decided to return one of these pieces of equipment. The cost of the machine that remains at the quarry is $575,000. If Management pursues the purchase option, $20,000 of rental payments paid per month will be applied toward the purchase price.

Employment Agreements – Officers

On April 23, 2015, the Company entered into an employment agreement with Eugene Fernandez as Chief Executive Officer of the Company.  According to the agreement which has an initial term of three years with automatic one year renewals, Mr. Fernandez will receive the following in connection with his position:

●	Base salary of $120,000.

●	Eligibility to receive an annual cash bonus.

●	Receipt of 5 Class B Units of Speyside Holdings LLC.

On April 23, 2015, the Company entered into an employment agreement with Michael Cox as Chief Operating Officer of the Company.  According to the agreement which has an initial term of three years with automatic one year renewals, Mr. Cox will receive the following in connection with his position:

●	Base salary of $120,000.

●	Eligibility to receive an annual cash bonus.

●	Receipt of 5 Class B Units of Speyside Holdings LLC.

Note 9 –Stockholders’ Equity (Deficit)

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

Issuance of Common Stock

During the calendar year ended December 31, 2015, the Company sold no shares of its Common Stock.

Note 10 – Concentrations and Credit Risk

Customers and Credit Concentrations

Total net sales to any customer did not account for more than 10% of total sale for the year ended December 31, 2015. As of December 31, 2015, two customers accounted for 30% of Accounts Receivable.

Customer concentrations and credit concentrations for the year ended December 31, 2014 are as follows:

	Net Sales	Account Receivable
	Twelve Months Ended	Twelve Months Ended
	December 31, 2014	December 31, 2014
Customer A	10%	3%

Customer B	9%	-%

Customer C	9%	10%

Customer D	6%	12%

Customer E	4%	22%

Customer F	3%	11%

	41%	58%

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	The year ended		At
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Vendor A	3%	61%	12%	42%

Vendor B	-%	14%	3%	26%

Vendor C	1%	8%	3%	21%

	4%	83%	18%	89%

Note 11 – Segment Reporting

Reportable segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company operates in the following business segments:

i.	Parent: the Company is responsible for the overall management of its returns management segment and quarry operations segment.

ii.	Returns management: through the Company’s wholly owned subsidiary, Green Remanufacturing Solutions LLC, this segment engages in reverse logistics, remanufacturing, repair and recovery, engineering/quality assurance, warehousing and fulfillment, secondary market sales and e-commerce for retailers and manufacturers of consumer goods.

iii.	Quarry operations: through a company that the Company is a majority owner of, Speyside Holdings LLC, this segment engages in the production and sale of crushed stone and aggregates to the New York City metro area.

The Company measures the segment profit or loss and segment assets for each reportable segment as follows:

a.	The basis of accounting for any transactions between reportable segments: The Company allows reportable segments to freely negotiate the terms and conditions of and carries out, on an arm’s-length basis, any transactions between reportable segments;

b.	The nature of any differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income before income taxes, extraordinary items, and discontinued operations: There are no material differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income (loss) as the Company presently allocates minimal centrally incurred costs to the parent;

c.	The nature of any differences between the measurements of the reportable segments’ assets and the public entity’s consolidated assets: There were no difference between the measurements of the reportable segments’ assets and the public entity’s consolidated assets as the Company does not have any jointly used assets;

d.	The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss: this is the first period that the Company is engaging in segment reporting;

e.	The nature and effect of any asymmetrical allocations to reportable segments: There were no asymmetrical allocations to reportable segments as the Company does not allocate depreciation expense to a reportable segment without allocating the related depreciable assets to that reportable segment.

Progressive Green Solutions, Inc.
Assets by Segments

	December 31, 2015
	Parent	Returns	Quarry Operations	Total
ASSETS
CURRENT ASSETS
Cash	$-	$-	$360	$360
Accounts receivable, net		68455	938,644	1,007,099
Inventories, net		-		-
Advances to related party				-
Advance on purchases			-	-
Prepayments and other current assets	12,526	10,763	11,562	34,851

Total current assets	12,526	79,218	950,566	1,042,310

PROPERTY AND EQUIPMENT
Property and equipment		102,580	292,558	395,138
Accumulated depreciation		(20,199)	(19,913)	(40,112)

Property and equipment, net		82,381	272,645	355,026

SOFTWARE AND HARDWARE
Software and hardware		190,731	16350	207,081
Accumulated amortization		(83,284)	(2,393)	(85,677)

Software and hardware, net		107,447	13,957	121,404

LEASEHOLD IMPROVEMENTS
Leasehold improvements		563,267	134,946	698,213
Accumulated amortization		(338,016)		(338,016)

Leasehold improvements, net		225,251	134,946	360,197

MANAGEMENT AGREEMENT
Management agreement			50,000	50,000
Accumulated amortization			(22,778)	(22,778)

Management agreement, net			27,222	27,222

OTHER ASSETS
Security deposits		34,693		34,693
Deposit on potential purchase			200,000	200,000

Total other assets		34,693	200,000	234,693

Total assets	$12,526	$528,990	$1,599,336	$2,140,852

See accompanying notes to the consolidated financial statements.

Progressive Green Solutions, Inc.
Operations by Segment

	For the Twelve Months
	Ended
	December 31, 2015
	Parent	Returns Management	Quarry Operations	Total
NET REVENUE	$-	$1,652,382	$3,196,075	$4,848,457

COST OF GOODS SOLD
Cost of goods sold		1,637,889	3,204,586	4,842,475

COST OF GOODS SOLD	-	1,637,889	3,204,586	4,842,475

GROSS MARGIN	-	14,493	(8,511)	5,982

OPERATING EXPENSES:
Salaries and wages	126,282	437,994	110,667	674,943
Professional fees	179,376	22,683	139,186	341,245
Rent and occupancy	-	444,440	72,363	516,803
Selling, general and administrative	99,214	345,485	276,188	720,887

Total operating expenses	404,872	1,250,602	598,404	2,253,878

LOSS FROM OPERATIONS	(404,872)	(1,236,109)	(606,915)	(2,247,896)

See accompanying notes to the consolidated financial statements.

Note 12 – Deferred Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2015, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $4,602,912 that may be used to offset future taxable income through the fiscal year ending December 31, 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $1,564,990 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased by $794,832 and $770,158 for the years ended December 31, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	December 31, 2015	December 31, 2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$1,564,990	$770,158
Less valuation allowance	$(1,564,990)	$(770,158)
Deferred tax assets, net of valuation allowance	$-	$-

F-30

Income Tax Provision

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended December 31, 2015	For the year ended December 31, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 13 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event was required to be disclosed:

During the months of January 2016 through March 2016, The Company issued 37 notes to stockholders to memorialize (i) the receipt of funds totaling $318,700 and (ii) the terms of the notes. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and are due on demand.

F-31