Form 10-Q
period 2016-03-31
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2016-05-23
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended: March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to____________

Commission File Number: 000-55549

PROGRESSIVE GREEN SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3539010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

445 County Road 101, Suite E
Yaphank, New York	11980
(Address of principal executive offices)	(Zip Code)

+1 (631) 775-8920

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

As of May 23, 2016, there were 33,086,782 shares outstanding of the Registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Green Solutions, Inc.

March 31, 2016 and 2015

Progressive Green Solutions, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$22,061	$521
Accounts receivable, net	893,592	1,007,099
Prepayments and other current assets	33,955	34,851

Total current assets	949,608	1,042,471

PROPERTY, PLANT and EQUIPMENT, NET	803,701	836,627

INTANGIBLES, NET	18,888	27,222

OTHER ASSETS
Security deposits	34,693	34,693
Deposit on potential purchases	225,000	225,000

Total other assets	259,693	259,693

Total assets	$2,031,890	$2,166,013

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,482,004	$2,180,370
Factor Advance	50,737	192,710
Notes payable -related parties	1,555,701	1,123,501
Advances from stockholders	35,366	32,339
Advances from third party	206,581	117,264
Deferred rent, current portion	47,281	46,252
Equipment loan, current portion	22,197	21,911

Total current liabilities	4,399,867	3,714,347

NON-CURRENT LIABILITIES
Deferred rent, net of current portion	-	14,265
Equipment loan, net of current portion	61,506	69,001
Total non-current liabilities	61,506	83,266
Total liabilities	4,461,373	3,797,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 33,086,782 shares issued and outstanding	33,087	33,087
Additional paid-in capital	2,999,636	2,999,636
Accumulated deficit	(5,277,196)	(4,572,206)

Total Progressive Green Solutions, Inc. stockholders' deficit	(2,244,473)	(1,539,483)

Non-Controlling Interest	(185,010)	(92,117)

Total stockholders' deficit	(2,429,483)	(1,631,600)

Total liabilities and stockholders' deficit	$2,031,890	$2,166,013

See accompanying notes to the unaudited condensed consolidated financial statements.

Progressive Green Solutions, Inc.

Condensed Consolidated Statements of Operations

For the Interim Period Ended March 31, 2016 and March 31, 2015

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

NET REVENUE	$997,233	$505,372
COST OF GOODS SOLD	1,097,604	363,770

GROSS MARGIN	(100,371)	141,602

OPERATING EXPENSES:
Salaries and wages	155,926	134,035
Professional fees	67,672	39,319
Rent and occupancy	99,940	119,668
Selling, general and administrative	226,480	116,083
Bad debt expense	124,469	-

Total operating expenses	674,487	409,106

LOSS FROM OPERATIONS	(774,858)	(267,504)

OTHER (INCOME) EXPENSE:
Other (income) expense	(7,728)	-
Penalties and interest	30,755	3,200
Other (income) expense, net	23,027	3,200

LOSS BEFORE INCOME TAX PROVISION	(797,885)	(270,704)

INCOME TAX PROVISION	-	-

NET LOSS	(797,885)	(270,704)

Net loss attributable to non-controlling interest	(92,894)	-

Net loss attributable to PGS Inc. stockholders	$(704,991)	$(270,704)

Net loss per common share
- Basic and diluted	$(0.02)	$(.00)

Weighted average common shares outstanding
- Basic and diluted	33,086,782	32,986,782

See accompanying notes to the unaudited consolidated condensed financial statements.

Progressive Green Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

For the Interim Period Ended March 31, 2016 and March 31, 2015

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Net loss before non-controlling interest	$(797,885)	$(270,704)

Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities
Depreciation and Amortization	60,900	36,409
Changes in operating assets and liabilities:
Accounts receivable	113,507	(66,021)
Inventories	-	120,533
Prepayments and other current assets	896	11,786
Accounts payable and accrued expenses	301,636	110,061
Customer deposits	-	(73,350)
Deferred rent	(13,236)	(10,095)
Net cash used in operating activities	(334,182)	(141,381)

Cash flows from investing activities:
Purchase of property and equipment	(10,000)	-
Purchase of leasehold improvements	(9,640)	-

Net cash used in investing activities	(19,640)

Cash flows from financing activities:
Advances from stockholders	3,027	-
Proceeds from(repayment to) notes payable - related parties	432,200	83,550
Advances from third party	89,317	-
Factor Advance	(141,973)	-
Equipment Loan	(7,209)	-
Net cash provided by financing activities	375,362	83,550

Net change in cash	21,540	(57,831)

Cash at beginning of the reporting period	521	62,337

Cash at end of the reporting period	$22,061	$4,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing and Investing Activities:
Accrued liabilities for leasehold improvements	$66,055	$-
Property and equipment purchased with debt	$159,703	$-

See accompanying notes to the unaudited consolidated condensed financial statements.

Progressive Green Solutions, Inc.

March 31, 2016 and 2015

Notes to the Condensed Consolidated Financial Statements

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

Green Remanufacturing Solutions LLC

Green Remanufacturing Solutions LLC (“GRS LLC”) was formed on May 31, 2012, under the laws of the State of Delaware. The sole purpose of GRS LLC was to carry-on GRS Inc.’s business in the form of a limited liability company. The assets and liabilities of GRS Inc. were carried forward to the Company at their historical costs on the date of conversion. On September 5, 2013 a Certificate of Merger was filed with the State of New York Department of State, Division of Corporations, merging GRS Inc. and GRS LLC.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 23, 2016.

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

The Company recorded a provision for doubtful accounts of $200,063, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

Inventories

Inventory Valuation

The Company values inventories, consisting of raw materials, consumables, packaging material, finished goods, and purchased merchandise for resale, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates; (ii) estimates of future demand; (iii) competitive pricing pressures; (iv) new product introductions; (v) product expiration dates; and (vi) component and packaging obsolescence. The Company had no Inventory at March 31, 2016 and December 31, 2015.

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

The Company has incurred de minimis warranty costs in connection with its sales for the reporting period ended March 31, 2016 due to the short duration of its warranty period and it no longer purchasing consumer returns for its own account for reconditioning and resale.

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31,2016.

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

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018., and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016., and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior year financial statement numbers to conform to the current presentation of the financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit of $5,277,196 at March 31, 2016, a net loss of $797,885 and net cash of $334,182 used in operating activities for the three months ended March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property, Equipment, Leasehold Improvement, Software and Hardware, and Management Agreement

Fixed Assets consisted of the following:

	Estimated Useful Life (Years)	March 31, 2016	December 31, 2015

Property and Equipment at Cost	5	$405,138	$395,138
Less Accumulated Depreciation		(57,257)	(40,112)
Property and Equipment, net		347,881	355,026

Software and Computer Equipment at Cost	3-5	207,081	207,081
Less Accumulated Depreciation		(96,575)	(85,677)
Software and Computer Equipment, net		110,506	121,404

Leasehold improvement	6	707,853	698,213
Less Accumulated Depreciation		(362,539)	(338,016)
Leasehold improvement, net		345,314	360,197

Total Fixed Assets		$803,701	$836,627

Intangible Assets (Management Agreement)

	March 31, 2016	December 31, 2015

Management Agreement 1.5	$50,000	$50,000
Less Accumulated Amortization	(31,112)	(22,778)
Net, Management Agreement	$18,188	$27,222

Depreciation and Amortization Expense

Depreciation and amortization expense were $60,900 and $36,409 for the reporting periods ended March 31, 2016 and March 31, 2015.

Note 5 – Related Party Transactions

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

Notes Payable - Stockholders

Notes payable - Stockholders consisted of the following:

	March 31, 2016	December 31, 2015

On January 30, 2015 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $9,800 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$9,800	$9,800

On various dates between the months of January and June 2015, the Company issued 17 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $128,150 and (ii) the terms of the notes. Pursuant to their terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. Nine of these notes remain outstanding.	73,900	73,900

On April 3, 2015 the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $50,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	50,000	50,000

On May 11, 2015, the Company issued a note to a stockholder to memorialize (i) the availability of funds in the amount of $500,000 or the amount disbursed to the company and (ii) the terms of the note. As of September 30, 2015, $500,000 has been disbursed to the Company. Pursuant to the terms and conditions, the note accrues interest at the rate of LIBOR (90 day) plus the Margin (4%) per annum and interest payments are due monthly. The note is due May 8, 2016.	500,000	500,000

On June 19, 2015, the Company issued a note to a stockholder to acknowledge (i) the loan balance of $140,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues compound interest at 5% per annum and is due on demand. On various dates in November, payments were made to the shareholder totaling $43,000. The current balance due on this note is $76,000	76,000	76,000

On July 10, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand. The current balance due on this note is $5,000	5,000	5,000

On August 21, 2015, the Company issued a grid note to a stockholder to memorialize (i) the receipt of funds in the amount of $19,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	19,000	19,000

On August 26, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	10,000	10,000

On September 1, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	10,000	10,000

On September 4, 2015, the Company modified the grid note dated August 21, 2015 to a stockholder to memorialize (i) the receipt of funds in the amount of $7,500 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	7,500	7,500

On September 11, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $4,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	4,000	4,000

On September 14, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $30,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	30,000	30,000

On September 23, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $60,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	60,000	60,000

On October 5, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $25,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	25,000	25,000

On November 3, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $8,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	8,000	8,000

On November 4, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $1,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	1,000	1,000

On November 5, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $2,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	2,000	2,000

On November 6, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $25,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	25,000	25,000

On November 25, 2015, the Company issued a note to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand. This note is no longer outstanding.	-	10,000

On December 17, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $125,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	125,000	125,000

On various dates of December 2015, the Company issued 5 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $59,301 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	59,301	59,301

On December 31, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $13,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	13,000	13,000

On various dates of January, February and March, the Speyside Holdings LLC issued 29 promissory notes to the Speyside Holdings LLC to memorialize (i) the receipt of the funds in the aggregate amount of $264,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	264,000	-

On various dates of January, February and March, the Company issued 7 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $32,200 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	32,200		-

On various dates of January, February and March, the Company issued 7 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $27,500 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	27,500		-

On various dates of January, February and March, the Company issued 9 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $118,500 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	118,500		-

	$1,555,701	$1,123,501

Note 6 – Equipment Loan

On November 25, 2015 Speyside purchased an excavator for $108,300. $15,600 was paid in cash and financing of $92,700 was acquired. The loan has forty-eight payments of $2,088.93 per month, commencing December 2015 and expiring in November 2019 with an annual interest rate of 3.9%.

Equipment loan consisted of the following:

	March 31, 2016	December 31, 2015

Equipment Loan - Excavator	$83,703	$90,912

Less current maturities	(22,197)	(21,911)

Total capital lease obligations, net of current maturities	$61,506	$69,001

Note 7 - Concentrations

Customer concentrations and credit concentrations for the quarter ended March 31, 2016 are as follows:

	Net Sales		Accounts Receivable
	Three Months ended		at
	March 31, 2016	March 31, 2015	March 31, 2016	December 31, 2015
Customer A	11%	0%	5%	0%
Customer B	9%	0%	8%	12%
Customer C	8%	20%	2%	0%
Customer D	7%	0%	2%	1%
Customer E	6%	0%	14%	8%
Customer F	5%	0%	1%	0%
	46%	20%	32%	21%

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	Three Months Ended		Three Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	December 31, 2015
Vendor A	24%	-%	11%	10%

Vendor B	15%	-%	11%	7%

Vendor C	8%	-%	4%	10%

	47%	-%	26%	27%

Note 8 – Segment Reporting

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

The Company operates in the following business segments:

i.	Parent: the Company is responsible for the overall management of its returns management segment and quarry operations segment.

ii.	Returns management: through the Company’s wholly owned subsidiary, Green Remanufacturing Solutions LLC, this segment engages in reverse logistics, remanufacturing, repair and recovery, engineering/quality assurance, warehousing and fulfillment, secondary market sales and e-commerce for retailers and manufacturers of consumer goods.

iii.	Quarry operations: through a company that the Company is a majority owner of, Speyside Holdings LLC, this segment engages in the production and sale of crushed stone and aggregates to the New York City metro area.

The Company measures the segment profit or loss and segment assets for each reportable segment as follows:

a.	The basis of accounting for any transactions between reportable segments: The Company allows reportable segments to freely negotiate the terms and conditions of and carries out, on an arm’s-length basis, any transactions between reportable segments;

b.	The nature of any differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income before income taxes, extraordinary items, and discontinued operations: There are no material differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income (loss) as the Company presently allocates minimal centrally incurred costs to the parent;

c.	The nature of any differences between the measurements of the reportable segments’ assets and the public entity’s consolidated assets: There were no difference between the measurements of the reportable segments’ assets and the public entity’s consolidated assets as the Company does not have any jointly used assets;

d.	The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss: this is the first period that the Company is engaging in segment reporting;

e.	The nature and effect of any asymmetrical allocations to reportable segments: There were no asymmetrical allocations to reportable segments as the Company does not allocate depreciation expense to a reportable segment without allocating the related depreciable assets to that reportable segment.

Progressive Green Solutions, Inc.

Assets by Segments

	March 31, 2016
	Parent	Returns	Quarry Operations	Total
ASSETS
CURRENT ASSETS
Cash	$-	$17,323	$4,695	$22,018
Accounts receivable, net		97,594	795,998	893,592
Prepayments and other current assets	13,587	12,869	7,499	33,955

Total current assets	13,587	127,786	808,192	949,565

PROPERTY AND EQUIPMENT
Property and equipment	-	102,580	302,558	405,138
Accumulated depreciation	-	(22,549)	(34,708)	(57,257)

Property and equipment, net		80,031	267,850	347,881

SOFTWARE AND HARDWARE	-
Software and hardware	-	190,731	16350	207,081
Accumulated amortization		(92,820)	(3,755)	(96,575)

Software and hardware, net		97,911	12,595	110,506

LEASEHOLD IMPROVEMENTS
Leasehold improvements	-	563,267	144,586	707,853
Accumulated amortization	-	(362,539)		(362,539)

Leasehold improvements, net		200,728	144,586	345,314

MANAGEMENT AGREEMENT
Management agreement	-	0	50,000	50,000
Accumulated amortization	-	0	(31,112)	(31,112)

Management agreement, net			18,888	18,888

OTHER ASSETS
Security deposits	-	34,693		34,693
Deposit on potential purchase	-		200,000	200,000

Total other assets		34,693	200,000	234,693

Total assets	$13,587	$541,149	$1,452,111	$2,006,847

Progressive Green Solutions, Inc.

Operations by Segment

	For the Three Months
	Ended
	March 31, 2016
	Parent	Returns Management	Quarry Operations	Total
NET REVENUE	$-	$290,847	$706,386	$997,233
COST OF GOODS SOLD		134,485	962,999	1,097,484
GROSS MARGIN	-	156,362	(256,613)	(100,251)

OPERATING EXPENSES:
Salaries and wages	65,734	53,815	36,377	155,926
Professional fees	7,425	5,229	55,018	67,672
Rent and occupancy	-	69,549	30,391	99,940
Selling, general and administrative	43,404	40,745	105,746	189,895

Total operating expenses	116,563	169,338	227,532	513,433

LOSS FROM OPERATIONS	$(116,563.00)	$(12,976.00)	$(484,145.00)	$(613,684.00)

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event was required to be disclosed:

During the months of April 2016 through the date of this filing, the Company issued 29 notes to stockholders to memorialize (i) the receipt of funds totaling $374,500 and (ii) the terms of the notes. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and are due on demand.

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

Results of Operations

For the Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

Revenue

For the three months ended March 31, 2016, consolidated revenue from operations was $997,233 compared to $505,372 for the three months ended March 31, 2015. This increase in sales volume is primarily due to the continued expansion of Speyside Holdings, LLC into the crushed stone aggregate markets. As for year over year sales for GRS LLC, sales have declined. The weak sales performance of GRS LLC during the current period is related to management shifting its business model from a) purchasing consumer returns and reselling consumer returns into the secondary market to b) a service model where GRS LLC does not take title to any goods, but instead refurbishes and/or remanufacturers consumer goods for a fee. It is expected that GRS LLC’s revenues will decrease during this transition but will ultimately culminate in a business model with reduced raw material risk, increased profitability, and cash flows more in line with a company of its size.

Cost of Goods

Our consolidated cost of goods sold (“COGS”) for the three months ended March 31, 2016, was $1,097,604 compared to $363,770 for the three months ended March 31, 2015. This increase is a result of the Company’s focus on mining operations in 2016. To address this increase, Speyside Holdings is in the process of developing a capital expenditure plan that will significantly improve the efficiency of its mining operations, thereby decreasing its direct costs and ultimately its COGS.

Gross Margin

For the three months ended March 31, 2016, there was a negative gross margin of $100,371, compared to $141,602 for the three months ended March 31, 2015. The decrease in gross profit is related to equipment failures at Speyside Holdings which led to impaired production.

Operating Expenses

Total operating expenses for the three months ended March 31, 2016 were $550,018, resulting in a net loss of $797,885, compared to total operating expenses of $409,106 for the three months ended March 31, 2015, which resulted in a net loss of $270,704. The increase in expenses was related to additional SG&A from Speyside Holdings (there was no SG&A for Speyside Holdings in Q1 2015).

Net Loss

For the period ended March 31, 2016, the Company had a net loss of $797,885, or $.02 per share. The net loss is attributable to several factors:

1.	One-time accounting charges for bad debt write-offs and allowances for doubtful accounts. The value of these amounts is approximately $124,469.

2.	A pivot in Green Remanufacturing Solutions LLC’s business model from purchasing returns for its own account for resale to servicing consumer returns for a fee; – during the pivot in GRS’ business model, there will continue to be a slowdown in revenues due to the business development cycle as such the company will have to spread its overhead over less customers until the business development cycle catches up with the pivot.

3.	Royalty expenses that are associated with Speyside Holdings LLC’s management agreement and which are scheduled to cease upon Speyside Holding LLC closing on the Highland Sand & Gravel, Inc. asset purchase agreement; – the royalty that Speyside Holdings LLC pays to Highland Sand & Gravel, Inc. is for aggregate that Speyside Holdings LLC that it extracts and sells from the Highland Mills quarry during the term of the management agreement. Once the management agreement terminates (which will occur when Speyside Holdings LLC’s acquires fee title to the Highland Mills quarry, the management agreement terminates per its term October 2016, or if Highland Sand & Gravel, Inc. cancels it) Speyside Holdings LLC will not incur this charge and its margins will increase.

4.	Extraordinary repairs and maintenance undertaken at Speyside Holdings LLC’s operations;

5.	Production inefficiencies at Speyside Holdings LLC due to aging equipment that required extraordinary repairs and maintenance; and

6.	Equipment rental fees for equipment used in the operations of Speyside Holdings LLC.

Plan of Operation

Our plan of operations over the next twelve months includes (i) focusing our operations on Speyside Holding LLC’s quarry operations; (ii) increasing annual sales revenue to $10,000,000; (iii) securing service contracts with consumer product manufacturers, resellers, and service providers; (iv) exploring the acquisitions of quarries, concrete plants, asphalt plants and construction companies; (v) reducing Green Remanufacturing Solution, LLC’s overhead; and (vi) exploring transportation alternatives for Speyside including in-house trucking and rail siding. In order to implement our plan of operation, we will need to obtain outside funding. Green Remanufacturing Solutions LLC’s strategic vision is so shift from purchasing consumer returns to refurbishing consumer goods for a fee. The service agreement business mode allows the Company to increase revenue without the need to purchase inventory, thereby reducing cash flow constraints. Speyside Holding LLC’s strategic vision is to close on its purchase agreement with Highland Sand & Gravel, Inc. and expand the sales of its crushed aggregate into the New York, New Jersey and Connecticut markets. The Company believes that it will need a minimum of $15,000,000 to cover its planned operations over the next 12 months.

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

As of March 31, 2016, the Company had a cash balance of $22,061. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. We currently have no commitments with any person for any capital expenditures.

Using an annualized figure of $2,200,072 for our operating costs, costs are approximately $183,339 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than one month.

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company has incurred losses since inception and has used $334,182 in cash provided by operations as of March 31, 2016. Further, the Company has a working capital deficit. The Company is dependent upon funds from private investors and the support of certain stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: May 23, 2016	By:	/s/ Eugene Fernandez
		Name:	Eugene Fernandez
		Title:	President and Interim Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)