Form 10-Q
period 2016-06-30
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2016-08-19
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended: June 30, 2016

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

As of August 19, 2016 there were 34,512,871 shares outstanding of the Registrant’s common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Green Solutions, Inc.

June 30, 2016 and 2015

Progressive Green Solutions, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$14,671	$521
Accounts receivable, net	816,540	1,007,099
Prepayments and other current assets	83,609	34,851

Total current assets	914,820	1,042,471

PROPERTY, PLANT and EQUIPMENT, NET	1,271,325	836,627

INTANGIBLES, NET	10,555	27,222

OTHER ASSETS
Security deposits	34,693	34,693
Deposit on potential purchases	225,000	225,000

Total other assets	259,693	259,693

Total assets	$2,456,393	$2,166,013
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,437,582	$2,180,370
Factor Advance	-	192,710
Notes payable -related parties	2,241,201	1,123,501
Advances from stockholders	360,394	32,339
Advances from third party	330,111	117,264
Deferred rent, current portion	39,944	46,252
Customer Deposits	98,000	-
Equipment loan, current portion	22,341	21,911

Total current liabilities	5,529,573	3,714,347

NON-CURRENT LIABILITIES
Deferred rent, net of current portion	-	14,265
Equipment loan, net of current portion	57,723	69,001
Total non-current liabilities	57,723	83,266
Total liabilities	5,587,296	3,797,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding
Common stock par value $0.001: 300,000,000 shares authorized; 34,512,871 and 33,086,782 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	34,513	33,087
Additional paid-in capital	3,126,558	2,999,636
Accumulated deficit	(6,044,102)	(4,572,206)

Total Progressive Green Solutions, Inc. stockholders' deficit	(2,883,031)	(1,539,483)

Non-Controlling Interest	(247,872)	(92,117)

Total stockholders' deficit	(3,130,903)	(1,631,600)

Total liabilities and stockholders' deficit	$2,456,393	$2,166,013

See accompanying notes to the unaudited condensed consolidated financial statements.

Progressive Green Solutions, Inc.

Condensed Consolidated Statements of Operations

For the Interim Period Ended June 30, 2016 and June 30, 2015

(Unaudited)

	For the Six Months	For the Six Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$2,276,594	$1,434,919	$1,279,361	$930,047
COST OF GOODS SOLD	2,535,136	1,275,341	1,437,532	912,070

GROSS MARGIN	(258,542)	159,578	(158,171)	17,977

OPERATING EXPENSES:
Salaries and wages	326,433	272,922	170,507	138,887
Professional fees	180,037	163,595	112,365	124,274
Rent and occupancy	207,690	258,279	107,750	138,611
Selling, general and administrative	453,009	243,338	226,529	127,231
Bad debt expense	143,875	-	19,406	-

Total operating expenses	1,311,044	938,134	636,557	529,003

LOSS FROM OPERATIONS	(1,569,586)	(778,556)	(794,728)	(511,026)

OTHER (INCOME) EXPENSE:
Other (income) expense	(7,964)	(438)	(237)	(438)
Penalties and interest	66,030	13,623	35,276	10,423
Other (income) expense, net	58,066	13,185	35,039	9,985

LOSS BEFORE INCOME TAX PROVISION	(1,627,652)	(791,741)	(829,767)	(521,011)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(1,627,652)	(791,741)	(829,767)	(521,011)

Net loss attributable to non-controlling interest	(155,756)	(17,881)	(62,862)	(17,881)

Net loss attributable to PGS Inc. stockholders	$(1,471,896)	$(773,860)	$(766,905)	$(503,130)

Net loss per common share
- Basic and diluted	$(0.04)	$(0.02)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	33,094,617	33,086,782	33,102,453	33,086,782

See accompanying notes to the unaudited consolidated condensed financial statements.

Progressive Green Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

For the Interim Period Ended June 30, 2016 and June 30, 2015

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Net loss before non-controlling interest	$(1,627,652)	$(791,741)

Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities
Depreciation and Amortization	127,452	72,984
Amortization expense, management agreement	16,667	3,056
Changes in operating assets and liabilities:
Accounts receivable	190,559	(187,089)
Inventories	-	279,181
Prepayments and other current assets	(48,757)	20,282
Accounts payable and accrued expenses	260,560	603,089
Customer deposits	98,000	(180,480)
Deferred rent	(20,573)	(20,190)

Net cash used in operating activities	(1,003,744)	(200,908)

Cash flows from investing activities:
Purchase of property and equipment	(505,300)	(41,000)
Purchase of leasehold improvements	(29,350)	-
Purchase of software and hardware	-	(11,993)
Purchase of Vehicles	(27,500)	-
Management agreement	-	(50,000)
Deposit on potential purchase	-	(200,000)

Net cash used in investing activities	(562,150)	(302,993)

Cash flows from financing activities:
Advances from stockholders	328,055	1,668
Proceeds from notes payable - related parties	1,242,700	464,700
Advances from third party	212,847	15,669
Factor Advance	(192,710)	-
Equipment Loan	(10,848)	-
Net cash provided by financing activities	1,580,044	482,037

Net change in cash	14,150	(21,864)

Cash at beginning of the reporting period	521	62,337

Cash at end of the reporting period	$14,671	$40,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing and Investing Activities:
Accrued liabilities for leasehold improvements	$61,055	$-
Property and equipment purchased with debt	$356,064	$-

See accompanying notes to the unaudited consolidated condensed financial statements.

Progressive Green Solutions, Inc.

June 30, 2016 and 2015

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Progressive Green Solutions, Inc.

Progressive Green Solutions, Inc. (the “Company”) was incorporated on August 26, 2011, under the laws of the State of Nevada as MarketingMobileText, Inc. which subsequently changed its corporate name to Progressive Green Solutions, Inc.

On March 7, 2014, the Company acquired all of the membership interests of Green Remanufacturing Solutions LLC (“GRS LLC”) in exchange for 23,000,000 newly issued post-split shares of the Company’s common stock (the “Exchange”). In connection with the Exchange, the Company adopted the business plan of GRS LLC, and amended its Articles of Incorporation to change its name to Progressive Green Solutions, Inc., effectuate a forward-split on a ten for one basis and increase its authorized capital stock to 300,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

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

Green Remanufacturing Solutions LLC

Green Remanufacturing Solutions LLC (“GRS LLC”) was formed on May 31, 2012, under the laws of the State of Delaware. The sole purpose of GRS LLC was to carry-on GRS Inc.’s business in the form of a limited liability company. The assets and liabilities of GRS Inc. were carried forward to GRS LLC at their historical costs on the date of conversion. On September 5, 2013 a Certificate of Merger was filed with the State of New York Department of State, Division of Corporations, merging GRS Inc. and GRS LLC.

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

The Company currently has a provision for doubtful accounts of $178,453, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

Inventories

Inventory Valuation

The Company values inventories, consisting of raw materials, consumables, packaging material, finished goods, and purchased merchandise for resale, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates; (ii) estimates of future demand; (iii) competitive pricing pressures; (iv) new product introductions; (v) product expiration dates; and (vi) component and packaging obsolescence. The Company had no Inventory at June 30, 2016 and December 31, 2015.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement (*)	3-6

Property and equipment	7-15

Software	3

Vehicles	7

Management Agreement (^)	1.5

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

The Company derives its revenues from sales contracts with customers with revenues being generated upon the completion of the reconditioning process and/or the shipment of goods and merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the transport company and title transfers upon shipment; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2016.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

As reflected in the financial statements, the Company had an accumulated deficit of $6,044,102 at June 30, 2016, a net loss of $1,627,652 and net cash of $1,003,743 used in operating activities for the six months ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property, Equipment, Leasehold Improvement, Software and Hardware, and Management Agreement

Fixed Assets consisted of the following:

	Estimated Useful Life (Years)	June 30, 2016	December 31, 2015

Property and Equipment at Cost	5	$900,438	$395,138
Less Accumulated Depreciation		(91,247)	(40,112)
Property and Equipment, net		809,191	355,026

Software and Computer Equipment at Cost	3-5	207,081	207,081
Less Accumulated Depreciation		(107,475)	(85,677)
Software and Computer Equipment, net		99,606	121,404

Vehicles	7	27,500	-
Less Accumulated Depreciation		(655)	-
Vehicles, net		26,845	-

Leasehold improvement	6	727,563	698,213
Less Accumulated Depreciation		(391,880)	(338,016)
Leasehold improvement, net		335,683	360,197

Total Fixed Assets		$1,271,325	$836,627

Intangible Assets (Management Agreement)

		June 30, 2016	December 31, 2015

Management Agreement	1.5	$50,000	$50,000
Less Accumulated Amortization		(39,445)	(22,778)
Net, Management Agreement		$10,555	$27,222

Depreciation and Amortization Expense

Depreciation and amortization expense were $144,120 and $76,040 for the reporting periods ended June 30, 2016 and June 30, 2015.

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

Screening Plant Purchase Agreement

On June 19, 2015, Speyside Holdings LLC purchased a screening plant from FLS 3, Inc. FLS 3, Inc. is an entity solely owned by Eugene Fernandez, a major shareholder, President and acting CFO of the Company. The screening plant was sold by FLS 3, Inc. to Speyside Holdings LLC for $160,000. FLS 3, Inc. delivered the screening plant and a bill of sale to Speyside Holdings LLC and Speyside Holdings LLC tendered $41,000 and a promissory note for $119,000 to FLS 3, Inc. The promissory note bears an interest rate of 5% per annum and is due on demand.

Debt Conversion Agreement

On July 8, 2016, the Company entered into a Debt Conversion Agreement effective June 30, 2016 (the “DC Agreement I”) whereby the Company and Stonehenge Holdings, LLC (“Stonehenge”) agreed to convert $125,000 of previously advanced debt plus accrued interest (the “Advances”) into 1,426,089 shares of the Progressive Green Solutions, Inc.’s common stock, par value $0.001 per share (the “Common Stock”). The conversion price of the Advances was $0.09 per share, which represents the market price of the Company on June 30, 2016. Anthony Williams, a member of the Company’s Board of Directors, holds voting and dispositive control over Stonehenge. Mr. Williams abstained from the vote on this matter.

Advances from Stockholders

From time to time, the stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable - Stockholders

Notes payable - Stockholders consisted of the following:

	June 30, 2016	December 31, 2015

On January 30, 2015 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $9,800 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	$9,800	$9,800

On various dates between the months of January and June 2015, the Company issued 17 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $128,150 and (ii) the terms of the notes. Pursuant to their terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. Nine of these notes remain outstanding.	73,900	73,900

On April 3, 2015 the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $50,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	50,000	50,000

On May 11, 2015, the Company issued a note to a stockholder to memorialize (i) the availability of funds in the amount of $500,000 or the amount disbursed to the company and (ii) the terms of the note. As of September 30, 2015, $500,000 has been disbursed to the Company. Pursuant to the terms and conditions, the note accrues interest at the rate of LIBOR (90 day) plus the Margin (4%) per annum and interest payments are due monthly. The original due date of the note, May 8, 2016, has been extended to 2017.	500,000	500,000

On June 19, 2015, the Company issued a note to a stockholder to acknowledge (i) the loan balance of $140,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues compound interest at 5% per annum and is due on demand. On various dates in November, payments were made to the shareholder totaling $43,000. The current balance due on this note is $76,000	76,000	76,000

On July 10, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand. The current balance due on this note is $5,000	5,000	5,000

On August 21, 2015, the Company issued a grid note to a stockholder to memorialize (i) the receipt of funds in the amount of $19,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	19,000	19,000

On August 26, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	10,000	10,000

On September 1, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	10,000	10,000

On September 4, 2015, the Company modified the grid note dated August 21, 2015 to a stockholder to memorialize (i) the receipt of funds in the amount of $7,500 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	7,500	7,500

On September 11, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $4,000 and (ii) the terms of the note. This note has been repaid.	-	4,000

On September 14, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $30,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	30,000	30,000

On September 23, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $60,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	60,000	60,000

On October 5, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $25,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	25,000	25,000

On November 3, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $8,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	8,000	8,000

On November 4, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $1,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	1,000	1,000

On November 5, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $2,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	2,000	2,000

On November 6, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $25,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	25,000	25,000

On November 25, 2015, the Company issued a note to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand. This note is no longer outstanding.	-	10,000

On December 17, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $125,000 and (ii) the terms of the note. The note was converted to equity on June 30, 2016.	-	125,000

On various dates of December 2015, the Company issued 5 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $59,301 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. $35,000 of the total has been paid and $24,301 remains outstanding.	24,301	59,301

On December 31, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $13,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	13,000	13,000

On various dates of January, February and March, Speyside Holdings LLC issued 29 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $264,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. 27 of these notes remain outstanding.	256,000	-

On various dates of January, February and March, the Company issued 7 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $32,200 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	32,200	-

On various dates of January, February and March, the Company issued 7 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $27,500 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	27,500	-

On various dates of January, February and March, the Company issued 9 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $118,500 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	118,500	-

On April 1st, Speyside Holdings LLC issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $10,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum until the notes are fully repaid. The note is due on demand.	10,000	-

On April 15th, the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $2,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum until the notes are fully repaid. The note is due on demand.	2,000		-

On various dates of April, May and June, the Company issued 3 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $21,500 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	21,500	-

On various dates of April, May and June, the Green Remanufacturing Solutions LLC issued 7 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $35,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	35,000	-

On various dates of April, May and June, the Company issued 6 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $110,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	110,000		-

On various dates of April, May and June, the Speyside Holdings LLC issued 44 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $679,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	679,000	-
	$2,241,201	$1,123,501

Note 6 – Equipment Loan

On November 25, 2015 Speyside Holdings LLC purchased an excavator for $108,300. $15,600 was paid in cash and financing of $92,700 was acquired. The loan has forty-eight payments of $2,089 per month, commencing December 2015 and expiring in November 2019 with an annual interest rate of 3.9%. The members of the Board of Directors of Progressive Green Solutions, Inc. (Eugene Fernandez, Anthony Williams, and Michael Cox) personally guaranteed this loan.

Equipment loan consisted of the following:

	June 30, 2016	December 31, 2015

Equipment Loan - Excavator	$80,064	$90,912

Less current maturities	(22,341)	(21,911)

Total capital lease obligations, net of current maturities	$57,723	$69,001

Note 7 – Equity

On July 8, 2016, the Company entered into a Debt Conversion Agreement effective June 30, 2016 (the “DC Agreement I”) whereby the Company and Stonehenge Holdings, LLC (“Stonehenge”) agreed to convert $125,000 of previously advanced debt plus accrued interest (the “Advances”) into 1,426,089 shares of the Progressive Green Solutions, Inc.’s common stock, par value $0.001 per share (the “Common Stock”). The conversion price of the Advances was $0.09 per share, which represents the market price of the Company on June 30, 2016. Anthony Williams, a member of the Company’s Board of Directors, holds voting and dispositive control over Stonehenge. Mr. Williams abstained from the vote on this matter.

Note 8 - Concentrations

Customer concentrations and credit concentrations for the quarter ended June 30, 2016 are as follows:

	Net Sales		Accounts Receivable
	Six Months ended		at
	June 30, 2016	June 30, 2015	June 30, 2016	December 31, 2015
Customer A	15%	-	8%	-
Customer B	7%	-	8%	12%
Customer C	5%	3%	4%	19%
Customer D	5%	-	-	1%
Customer E	5%	1%	-	-
Customer F	4%	-	4%	-
	41%	4%	24%	32%

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	Six Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	December 31, 2015
Vendor A	15%	11%	6%	7%

Vendor B	13%	8%	5%	7%

Vendor C	8%	-%	-%	-%

	36%	19%	11%	14%

Note 9 – Segment Reporting

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

The Company operates in the following business segments:

i.	Parent: the Company is responsible for the overall management of its returns management segment and quarry operations segment.

ii.	Returns management: through the Company’s wholly owned subsidiary, Green Remanufacturing Solutions LLC, this segment engages in reverse logistics, remanufacturing, repair and recovery, engineering/quality assurance, warehousing and fulfillment, secondary market sales and e-commerce for retailers and manufacturers of consumer goods.

iii.	Quarry operations: through a company that the Company is a majority owner of, Speyside Holdings LLC, this segment engages in the production and sale of crushed stone and aggregates to the New York City metro area.

The Company measures the segment profit or loss and segment assets for each reportable segment as follows:

a.	The basis of accounting for any transactions between reportable segments: The Company allows reportable segments to freely negotiate the terms and conditions of and carries out, on an arm’s-length basis, any transactions between reportable segments;

b.	The nature of any differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income before income taxes, extraordinary items, and discontinued operations: There are no material differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income (loss) as the Company presently allocates minimal centrally incurred costs to the parent;

c.	The nature of any differences between the measurements of the reportable segments’ assets and the public entity’s consolidated assets: There were no difference between the measurements of the reportable segments’ assets and the public entity’s consolidated assets as the Company does not have any jointly used assets;

d.	The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss: this is the first period that the Company is engaging in segment reporting;

e.	The nature and effect of any asymmetrical allocations to reportable segments: There were no asymmetrical allocations to reportable segments as the Company does not allocate depreciation expense to a reportable segment without allocating the related depreciable assets to that reportable segment.

Progressive Green Solutions, Inc.

Assets by Segments

	June 30, 2016
	Parent	Returns	Quarry Operations	Total
ASSETS
CURRENT ASSETS
Cash	$-	$6,241	$8,371	$14,612
Accounts receivable, net		77,201	739,339	816,540
Prepayments and other current assets	5,530	10,626	67,448	83,604

Total current assets	5,530	94,068	815,158	914,756

PROPERTY AND EQUIPMENT
Property and equipment	-	102,580	797,858	900,438
Accumulated depreciation	-	(24,901)	(66,346)	(91,247)

Property and equipment, net		77,679	731,512	809,191

SOFTWARE AND HARDWARE	-
Software and hardware	-	190,731	16,350	207,081
Accumulated amortization		(102,357)	(5,118)	(107,475)

Software and hardware, net		88,374	11,232	99,606

Vehicles
Trucks	-	-	27,500	27,500
Accumulated depreciation	-	-	(655)	(655)
Vehicles, net			26,845	26,845

LEASEHOLD IMPROVEMENTS
Leasehold improvements	-	563,267	164,296	727,563
Accumulated amortization	-	(387,061)	(4,820)	(391,881)

Leasehold improvements, net		176,206	159,476	335,682

MANAGEMENT AGREEMENT
Management agreement	-	-	50,000	50,000
Accumulated amortization	-	-	(39,445)	(39,445)

Management agreement, net			10,555	10,555

OTHER ASSETS
Security deposits	-	34,693	-	34,693
Deposit on potential purchase	-	-	200,000	200,000

Total other assets	-	34,693	200,000	234,693

Total assets	$5,530	$471,020	$1,954,778	$2,431,328

Progressive Green Solutions, Inc.

Operations by Segment

	For the Six Months Ended June 30, 2016
	Parent	Returns Management	Quarry Operations	Total
NET REVENUE	$-	$564,901	$1,711,693	$2,276,594
COST OF GOODS SOLD	-	337,762	2,197,134	2,534,896
GROSS MARGIN	-	227,139	(485,441)	(258,302)

OPERATING EXPENSES:
Salaries and wages	145,219	110,367	70,847	326,433
Professional fees	107,945	15,629	56,463	180,037
Rent and occupancy	-	159,329	48,361	207,690
Selling, general and administrative	86,206	140,633	225,912	452,751

Total operating expenses	339,370	425,958	401,583	1,166,911

LOSS FROM OPERATIONS	$339,370	$(198,819)	$(887,024)	$(1,425,213)

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event was required to be disclosed:

During the months of July 2016 through the date of this filing, the Company issued 19 notes to stockholders to memorialize (i) the receipt of funds totaling $224,100 and (ii) the terms of the notes. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and are due on demand.

On August 16, 2016 Speyside Holdings LLC closed on a $1,000,000 loan from Bradden Capital Management LLC (the “BCM Loan I”) to be used in connection with the acquisition of equipment for Speyside Holdings LLC as well as for operations. The BCM Loan I has an effective date August 12, 2016. The BCM Loan I is interest only a bears an initial rate of 5% per annum and has an initial maturity date of December 31, 2017. As an inducement for Bradden Capital Management LLC to extend the BCM Loan I to Speyside Holdings LLC, Bradden Capital Management LLC was given the option to acquire a 15% membership interest in Speyside Holdings LLC for $2,000,000. In the event that Bradden Capital Management LLC does not acquire a 15% membership interest in Speyside Holdings LLC prior to December 31, 2016 or upon written notice from Bradden Capital Management LLC to Speyside Holdings LLC advising of the same, the interest rate of the BCM Loan I will automatically increase from 5% per annum to 8% per annum. In addition, Speyside Holdings LLC has the option to extend the maturity date of the BCM Loan I to December 31, 2018. During the aforementioned extension period, the BCM Loan I will bear an interest rate of 9% per annum. The BCM Loan I is secured by the personal guarantees of Anthony Williams, Eugene Fernandez, Michael Cox as well as their direct and indirect membership interests in Speyside Holdings LLC and their direct and indirect ownership of Progressive Green Solutions, Inc.’s common stock.

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

Results of Operations

For the Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

Revenue

For the six months ended June 30, 2016, consolidated revenue from operations was $2,276,594 compared to $1,434,919 for the six months ended June 30, 2015.

Cost of Goods

Our consolidated cost of goods sold (“COGS”) for the six months ended June 30, 2016, was $2,535,136 compared to $1,275,341 for the six months ended June 30, 2015. This increase is a result of Speyside Holdings LLC’s operations in 2016.

Gross Margin

For the six months ended June 30, 2016, there was a negative gross margin of $258,542, compared to a positive $159,578 for the six months ended June 30, 2015. The decrease in gross profit is related to equipment failures at Speyside Holdings LLC which led to impaired production.

Operating Expenses

Total operating expenses for the six months ended June 30, 2016 were $1,311,044, resulting in a net loss of $1,627,652, compared to total operating expenses of $938,134 for the six months ended June 30, 2015, which resulted in a net loss of $791,741. The increase in expenses was related to additional SG&A from Speyside Holdings LLC (there was limited SG&A for Speyside Holdings LLC a year ago as it did not commence operations until April 2015).

Net Loss

For the period ended June 30, 2016, the Company had a net loss of $1,627,652, or $.04 per share. The net loss is attributable to several factors:

1.	Accounting charges for bad debt write-offs and allowances for doubtful accounts. The value of these amounts is approximately $143,875.

2.	A pivot in Green Remanufacturing Solutions LLC’s business model from purchasing returns for its own account for resale to servicing consumer returns for a fee; – during the pivot in GRS’ business model, there will continue to be a slowdown in revenues due to the business development cycle as such the company will have to spread its overhead over less customers until the business development cycle catches up with the pivot.

3.	Royalty expenses that are associated with Speyside Holdings LLC’s management agreement and which are scheduled to cease upon Speyside Holding LLC closing on the Highland Sand & Gravel, Inc. asset purchase agreement; – the royalty that Speyside Holdings LLC pays to Highland Sand & Gravel, Inc. is for aggregate that Speyside Holdings LLC that it extracts and sells from the Highland Mills quarry during the term of the management agreement. Once the management agreement terminates (which will occur when Speyside Holdings LLC’s acquires fee title to the Highland Mills quarry, the management agreement terminates per its term October 2016, or if Highland Sand & Gravel, Inc. cancels it) Speyside Holdings LLC will not incur this charge and its margins will increase.

4.	Extraordinary repairs and maintenance undertaken at Speyside Holdings LLC’s operations;

5.	Production inefficiencies at Speyside Holdings LLC due to aging equipment that required extraordinary repairs and maintenance; and

6.	Equipment rental fees for equipment used in the operations of Speyside Holdings LLC.

For the Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

Revenue

For the three months ended June 30, 2016, consolidated revenue from operations was $1,279,361 compared to $930,047 for the three months ended June 30, 2015.

Cost of Goods

Our consolidated cost of goods sold (“COGS”) for the three months ended June 30, 2016, was $1,437,532 compared to $912,070 for the three months ended June 30, 2015. This increase is a result of Speyside Holdings LLC’s operations in 2016.

Gross Margin

For the three months ended June 30, 2016, there was a negative gross margin of $158,171, compared to a positive $17,977 for the three months ended June 30, 2015. The decrease in gross profit is related to equipment failures at Speyside Holdings LLC which led to impaired production.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 were $636,557, resulting in a net loss of $829,769, compared to total operating expenses of $529,003 for the three months ended June 30, 2015, which resulted in a net loss of $521,011. The increase in expenses was related to additional SG&A from Speyside Holdings LLC (there was limited SG&A for Speyside Holdings LLC a year ago as it did not commence operations until April 2015).

Net Loss

For the period ended June 30, 2016, the Company had a net loss of $829,769, or $.02 per share. The net loss is attributable to:

1.         A pivot in Green Remanufacturing Solutions LLC’s business model from purchasing returns for its own account for resale to servicing consumer returns for a fee; – during the pivot in GRS’ business model, there will continue to be a slowdown in revenues due to the business development cycle as such the company will have to spread its overhead over less customers until the business development cycle catches up with the pivot.

2.         Royalty expenses that are associated with Speyside Holdings LLC’s management agreement and which are scheduled to cease upon Speyside Holding LLC closing on the Highland Sand & Gravel, Inc. asset purchase agreement; – the royalty that Speyside Holdings LLC pays to Highland Sand & Gravel, Inc. is for aggregate that Speyside Holdings LLC that it extracts and sells from the Highland Mills quarry during the term of the management agreement. Once the management agreement terminates (which will occur when Speyside Holdings LLC’s acquires fee title to the Highland Mills quarry, the management agreement terminates per its term October 2016, or if Highland Sand & Gravel, Inc. cancels it) Speyside Holdings LLC will not incur this charge and its margins will increase.

3.         Extraordinary repairs and maintenance undertaken at Speyside Holdings LLC’s operations;

4.         Production inefficiencies at Speyside Holdings LLC due to aging equipment that required extraordinary repairs and maintenance; and

5.         Equipment rental fees for equipment used in the operations of Speyside Holdings LLC.

Plan of Operation

Our plan of operations over the next twelve months includes (i) focusing our operations on Speyside Holding LLC’s quarry operations; (ii) increasing annual sales revenue to $10,000,000; (iii) securing service contracts with consumer product manufacturers, resellers, and service providers. In order to implement our plan of operation, we will need to obtain outside funding. Green Remanufacturing Solutions LLC’s strategic vision is so shift from purchasing consumer returns to refurbishing consumer goods for a fee. The service agreement business mode allows the Company to increase revenue without the need to purchase inventory, thereby reducing cash flow constraints. Speyside Holding LLC’s strategic vision is to close on its purchase agreement with Highland Sand & Gravel, Inc. and expand the sales of its crushed aggregate into the New York, New Jersey and Connecticut markets. The Company believes that it will need a minimum of $15,000,000 to cover its planned operations over the next 12 months.

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

As of June 30, 2016, the Company had a cash balance of $14,671. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. We currently have no commitments with any person for any capital expenditures.

Using an annualized figure of $2,622,087.58 for our operating costs, costs are approximately $218,507 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than one month.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company has incurred losses since inception and has used $1,003,743 in cash provided by operations as of June 30, 2016. Further, the Company has a working capital deficit. The Company is dependent upon funds from private investors and the support of certain stockholders.

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

There was no change in our internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: August 19, 2016	By:	/s/ Eugene Fernandez
		Name:	Eugene Fernandez
		Title:	President and Interim Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)

