Form 10-Q
period 2016-09-30
PROGRESSIVE GREEN SOLUTIONS, INC.
filed 2016-12-19
CIK 1537511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended: September 30, 2016

or

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

As of December 19, 2016 there were 48,400,851 shares outstanding of the Registrant’s common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Green Solutions, Inc.

Progressive Green Solutions, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$100,010	$521
Accounts receivable, net	824,492	1,007,099
Prepayments and other current assets	130,792	34,851

Total current assets	1,055,294	1,042,471

PROPERTY, PLANT and EQUIPMENT, NET	1,979,189	836,627

INTANGIBLES, NET	2,222	27,222

OTHER ASSETS
Security deposits	34,693	34,693
Deposit on potential purchases	225,000	225,000

Total other assets	259,693	259,693

Total assets	$3,296,398	$2,166,013
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,433,162	$2,180,370
Factor advance	-	192,710
Notes payable - related parties	1,895,546	1,123,501
Advances from stockholders	250,086	32,339
Advances from third party	373,608	117,264
Deferred rent, current portion	25,264	46,252
Customer deposits	98,000	-
Equipment loan, current portion	98,975	21,911

Total current liabilities	5,174,641	3,714,347

NON-CURRENT LIABILITIES
Deferred rent, net of current portion	-	14,265
Equipment loan, net of current portion	430,467	69,001
Loans payable	1,000,000	-
Total non-current liabilities	1,430,467	83,266
Total liabilities	6,605,108	3,797,613

COMMITMENTS AND CONTINGENCIES
DEFICIT
PROGRESSIVE GREEN SOLUTIONS, INC. STOCKHOLDERS’ DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015
Common stock par value $0.001: 300,000,000 shares authorized; 48,400,851 and 33,086,782 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	48,401	33,087
Additional paid-in capital	3,807,070	2,999,636
Accumulated deficit	(6,793,042)	(4,572,206)

Total Progressive Green Solutions, Inc. stockholders' deficit	(2,937,571)	(1,539,483)

Non-Controlling Interest	(371,139)	(92,117)

Total deficit	(3,308,710)	(1,631,600)

Total liabilities and deficit	$3,296,398	$2,166,013

See accompanying notes to the unaudited condensed consolidated financial statements.

Progressive Green Solutions, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months	For the Nine Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

NET REVENUE	$3,068,808	$3,337,757	$792,215	$1,902,958

COST OF GOODS SOLD	3,573,914	3,023,027	1,038,778	1,748,140

GROSS (LOSS) PROFIT	(505,106)	314,730	(246,563)	154,818

OPERATING EXPENSES:
Salaries and wages	504,101	487,143	177,669	214,221
Professional fees	211,192	247,510	31,154	83,917
Rent and occupancy	345,765	438,484	138,076	180,175
Selling, general and administrative	711,857	506,992	258,847	263,354
Bad debt expense	143,874	46,023	-	46,023

Total operating expenses	1,916,790	1,726,152	605,746	787,690

LOSS FROM OPERATIONS	(2,421,896)	(1,411,422)	(852,309)	(632,872)

OTHER (INCOME) EXPENSE:
Other (income) expense	(30,911)	(1,035)	(22,946)	(597)
Penalties and interest	108,874	54,356	42,843	40,732
Total other expense, net	77,963	53,321	19,897	40,135

LOSS BEFORE INCOME TAX PROVISION	(2,499,859)	(1,464,743)	(872,207)	(673,007)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(2,499,859)	(1,464,743)	(872,207)	(673,007)

Net loss attributable to non-controlling interest	(279,021)	(38,279)	(123,266)	(20,397)

Net loss attributable to PGS Inc. stockholders	$(2,220,838)	$(1,426,464)	$(748,941)	$(652,610)

Net loss per common share attributable to PGS Inc. stockholders
- Basic and diluted	$(0.07)	$(0.04)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	33,773,564	33,086,782	35,123,332	33,086,782

See accompanying notes to the unaudited consolidated condensed financial statements.

Progressive Green Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015

Net loss before non-controlling interest	$(2,499,858)	$(1,464,743)

Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities
Depreciation and amortization	210,919	119,280
Amortization expense, management agreement	25,000	14,445
Changes in operating assets and liabilities:
Accounts receivable	(4,392)	(724,146)
Inventories	-	339,532
Prepayments and other current assets	(95,941)	20,783
Accounts payable and accrued expenses	259,950	1,546,171
Customer deposits	-	(239,660)
Deferred rent	(35,253)	(30,284)

Net cash used in operating activities	(2,139,575)	(418,622)

Cash flows from investing activities:
Purchase of property and equipment	(324,630)	(44,558)
Purchase of leasehold improvements	(51,949)	(127,546)
Purchase of software and hardware	-	(11,993)
Purchase of vehicles	(27,500)	-
Management agreement	-	(50,000)
Deposit on potential purchase	-	(200,000)

Net cash used in investing activities	(404,079)	(434,097)

Cash flows from financing activities:
Advances from stockholders	217,747	38,981
Proceeds from notes payable - related parties	1,498,114	759,200
Payments made for notes payable-related parties	(120,000)
Advances from third party	256,344	4,000
Factor advance	(192,710)	(6,033)
Equipment Loan	(16,352)	-
Other Loans	1,000,000	-
Net cash provided by financing activities	2,643,143	796,148

Net change in cash	99,489	(56,571)

Cash at beginning of the reporting period	521	62,337

Cash at end of the reporting period	$100,010	$5,766

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$3,638	$-
Income taxes paid	$-	$-

Non-Cash Financing and Investing Activities:
Accrued payments for leasehold improvements	$-	74,555
Plant purchased for note payable	$-	119,000
Common stock issued for conversion or related party notes payable and interest	$822,747	$-

Total value of equipment acquired through barter with customer for $187,000, with related party loan for $200,000, and remaining customer deposit $98,000	$485,000	$-

Equipment financed under capital lease	$454,882	$-

Equipment purchased for accounts payable	$9,520	$-

See accompanying notes to the unaudited consolidated condensed financial statements.

Progressive Green Solutions, Inc.

September 30, 2016 and 2015

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

Speyside Holdings LLC

Speyside Holdings LLC was formed on March 25, 2015 under the laws of the State of Delaware. Speyside Holdings LLC is engaged in the fine and coarse aggregates business in Highland Mills, New York.

On September 12, 2016, the operating agreement of Speyside Holdings LLC was amended and restated. As a result of the amended and restated operating agreement, the Company directly owns 60 Class A Units in Speyside Holdings LLC. On October 12, 2016, the operating agreement of Speyside Holdings LLC was again amended and restated and as result, the Company directly owns 51 Class A Units in Speyside Holdings LLC.

CEM III LLC

CEM III LLC (“CEM”) was formed on July 13, 2015 under the laws of the State of New York. CEM’s purpose is to take title and manage a parcel of real property in Highland Mills, New York.

On September 12, 2016, the operating agreement CEM III LLC was amended and restated. As a result of the amended and restated operating agreement, the Company indirectly owns 36 Class A Units in CEM III LLC. On October 12, 2016, the operating agreement of and CEM III LLC was again amended and restated and as a result the Company indirectly owns 26 Class A Units in CEM III LLC.

Speyside Holdings II LLC

On September 21, 2016, Speyside Holdings LLC formed a wholly owned subsidiary named Speyside Holdings II LLC. Speyside Holdings II LLC is a New York limited liability company whose purpose is to take title and to manage a parcel of real property in Highland Mills, New York.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern : Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)	Allowance for doubtful accounts : Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)	Inventory Obsolescence and Markdowns : The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iv)	Fair value of long-lived assets : Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (A) significant under-performance or losses of assets relative to expected historical or projected future operating results; (B) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (C) significant negative industry or economic trends; (D) increased competitive pressures; (E) a significant decline in the Company’s stock price for a sustained period of time; and (F) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(v)	Valuation allowance for deferred tax assets : Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

On September 12, 2016, the operating agreements of Speyside Holdings LLC and CEM III LLC were amended and restated. As a result of the amended and restated operating agreement, the Company directly owns 60 Class A Units in Speyside Holdings LLC and indirectly own 36 Class A Units in CEM III LLC as of September 30, 2016.

On October 12, 2016, the operating agreements of Speyside Holdings LLC and CEM III LLC were amended and restated. As a result of the amended and restated operating agreements, the Company directly owns 51 Class A Units in Speyside Holdings LLC and indirectly own 26 Class A Units in CEM III LLC.

The Company’s consolidated subsidiaries and/or entities are as follows as of December 19, 2016:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest to Company as of December 19, 2016

Green Remanufacturing LLC	The State of Delaware	May 31, 2012 (March 7, 2014) (N/A)	100%

Applianceplace.com, LLC	The State of New York	November 29, 2012 (March 7, 2014) (N/A)	100%

Speyside Holdings LLC	The State of Delaware	March 25, 2015 (April 23, 2015) (N/A)	51%

CEM III LLC	The State of New York	July 31, 2015 (April 23, 2015)	26%

Speyside Holdings II LLC	The State of New York	September 21, 2016 (September 21, 2016) (N/A)	51%

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10- 35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

The Company has a provision for doubtful accounts of $161,177 as of September 30, 2016, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

Inventory

The Company values inventories, consisting of raw materials, consumables, packaging material, finished goods, and purchased merchandise for resale, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates; (ii) estimates of future demand; (iii) competitive pricing pressures; (iv) new product introductions; (v) product expiration dates; and (vi) component and packaging obsolescence. The Company had no Inventory at September 30, 2016 and December 31, 2015.

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

Pursuant to Section 850-10-20 the related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company and members of their immediate families ; (e.) management of the Company and members of their immediate families ;; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

On December 8, 2016, the Company was served with a Summons with Notice in the Supreme Court of the State of New York, County of Nassau.  The action, entitled Tynes v. Progressive Green Solutions, Inc., names the Company, Eugene Fernandez, its President and Chairman, and several other unrelated parties.  The Summons with Notice alleges, unspecific to which defendant, breach of agreements, breach of fiduciary duty, gross negligence and general and securities fraud. The Summons and Notice, also unspecific as to which defendant, seeks relief in an indeterminate amount not less than $500,000. The Company’s time to appear in the action has not yet passed and it intends to vigorously defend against the Action.

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

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2016.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior year financial statement numbers to conform to the current presentation of the financial statements. These reclassifications had no impact on the reported results.

Note 3 – Going Concern

The Company elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) .

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited condensed financial statements, the Company had an accumulated deficit of $6,793,042 at September 30, 2016, a net loss of $2,499,858 and net cash of $2,139,575 used in operating activities for the nine months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property, Equipment, Leasehold Improvement, Software and Hardware, and Management Agreement

Fixed Assets consisted of the following:

	Estimated Useful Life (Years)	September 30, 2016	December 31, 2015

Property and Equipment at Cost	5	$1,669,170	$395,138
Less Accumulated Depreciation		(133,491)	(40,112)
Property and Equipment, net		1,535,679	355,026

Software and Computer Equipment at Cost	3-5	207,081	207,081
Less Accumulated Depreciation		(118,373)	(85,677)
Software and Computer Equipment, net		88,708	121,404

Vehicles	7	27,500	-
Less Accumulated Depreciation		(1,637)	-
Vehicles, net		25,863	-

Leasehold improvement	6	750,162	698,213
Less Accumulated Depreciation		(421,223)	(338,016)
Leasehold improvement, net		328,939	360,197

Total Fixed Assets		$1,979,189	$836,627

Intangible Assets (Management Agreement):

		September 30, 2016	December 31, 2015

Management Agreement	1.5	$50,000	$50,000
Less Accumulated Amortization		(47,778)	(22,778)
Net, Management Agreement		$2,222	$27,222

Depreciation and Amortization Expense

Depreciation and amortization expense were $210,919 and $119,280 for the nine months ended September 30, 2016 and September 30, 2015.

Amortization of intangible asset related to the management agreement amounted to $25,000 and $14,445 for the nine months ended September 30, 2016 and 2015, respectively.

Note 5 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Eugene Fernandez	President, interim CFO, Board of Directors, and significant stockholder of the Company.
Anthony Williams	Chairman of the Board of Directors of the Company and significant stockholder of the Company.
Michael Christopher Cox	COO, Board of Directors, and significant stockholder of the Company.
DGS Group LLC	An entity owned and controlled by a significant stockholder of the Company.
Stonehenge Holdings LLC	An entity owned and controlled by a significant stockholder of the Company.
FLS 3, Inc.	An entity owned and controlled by a significant stockholder of the Company.
Canyon Bound LLC	An entity owned and controlled by a significant stockholder of the Company.

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

Debt Conversion Agreements

On July 8, 2016, the Company entered into a Debt Conversion Agreement effective June 30, 2016 (the “DC Agreement I”) whereby the Company and Stonehenge Holdings, LLC (“Stonehenge”) agreed to convert $125,000 of previously advanced debt plus accrued interest (the “SH Advances I”) into 1,426,089 shares of the Progressive Green Solutions, Inc.’s common stock. The conversion price of the SH Advances I was $0.09 per share, which represents the market price of the Company’s stock on June 30, 2016. Anthony Williams, a member of the Company’s Board of Directors, holds voting and dispositive control over Stonehenge. Mr. Williams abstained from the vote on this matter.

On September 26, 2016, Progressive Green Solutions, Inc. entered into a Debt Conversion Agreement effective September 26, 2016 (the “DC Agreement II”) whereby the Company and DGS Group LLC (“DGS”) agreed to convert $600,000.00 of previously advanced principal debt (the “DGS Advances I”) into 12,000,000 shares of the Progressive Green Solutions, Inc.’s common stock. The conversion price of the DGS Advances I was $0.05 per share, which represents the market price of the common stock on September 26, 2016. Eugene Fernandez, a member of the Company’s Board of Directors, holds voting and dispositive control over DGS. Mr. Fernandez abstained from the vote on this matter. Also on September 26, 2016, the Progressive Green Solutions, Inc. entered into a Debt Conversion Agreement effective September 26, 2016 (the “DC Agreement III”) whereby the Company and Stonehenge agreed to convert $94,399.00 of previously advanced principal debt (the “SH Advances II”) into 1,887,980 shares of Progressive Green Solutions, Inc.’s common stock. The conversion price of the SH Advances II was $0.05 per share, which represents the market price of the common stock on September 26, 2016. Anthony Williams, a member of the Company’s Board of Directors, holds voting and dispositive control over Stonehenge. Mr. Williams abstained from the vote on this matter.

Speyside Holdings LLC, Speyside Holdings II LLC, and CEM III LLC

On September 12, 2016, the Company, Speyside Holdings LLC, and CEM III LLC determined that it is advisable and in the best interests of the Company, Speyside Holdings LLC, and CEM III LLC to increase the limited liability company interests of Eugene Fernandez, Stonehenge Holdings LLC, and Canyon Bound LLC in Speyside Holdings LLC and CEM III LLC to remunerate Eugene Fernandez, Stonehenge Holdings LLC, and Canyon Bound LLC for their providing of loans to the Company, Speyside Holdings LLC, and CEM III LLC, for personally guaranteeing loans for Speyside Holdings LLC and CEM III LLC, for their service, to incentivize continued future performance, to encourage retention of their services, and to align their interests with those of the Speyside Holdings LLC, and CEM III LLC. As a result of the aforementioned, on September 12, 2016, the Company directly owns 60 Class A Units in Speyside Holdings LLC and indirectly own 36 Class A Units in CEM III LLC

On October 12, 2016, the operating agreements of Speyside Holdings LLC and CEM III LLC were amended and restated to account for the proportion dilution of the addition of a new member. As a result of the amended and restated operating agreements, the Company directly owns 51 Class A Units in Speyside Holdings LLC and indirectly own 26 Class A Units in CEM III LLC. Additionally, per the BCM Loan I agreement, Bradden Capital Management LLC through its assign, BCM Speyside, LLC, elected to acquire 15 Class B Units in Speyside Holdings LLC. As part of BCM Speyside, LLC becoming a Class B Unit member in Speyside Holdings LLC, BCM Speyside, LLC and Speyside Holdings II LLC became tenants in common on a parcel of real property in Highland Mills, New York. As part of the aforementioned, Speyside Holdings LLC and BCM Speyside, LLC respectively have a call / put provision whereby a respective party can call / put BCM Speyside, LLC’s tenant in common interest in the parcel of real property that BCM Speyside, LLC is tenants in common with Speyside Holdings II LLC in Highland Mills, New York in exchange for BCM Speyside, LLC contributing its tenancy in common interest into Speyside Holdings II LLC and Speyside Holdings LLC thereby converting BCM Speyside, LLC’s 15 Class B Units in Speyside Holdings LLC to 15 Class A Units in Speyside Holdings LLC along with the a corresponding adjustment to BCM Speyside, LLC’s capital account in Speyside Holdings LLC.

Advances from Stockholders

From time to time, the stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable - due to related parties

Notes payable - Stockholders consisted of the following:

	September 30, 2016	December 31, 2015

On January 30, 2015 the Company issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $9,800 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand. The note was converted to equity on September 26, 2016.	$-	$9,800

On various dates between the months of January and June 2015, the Company issued 17 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $128,150 and (ii) the terms of the notes. Pursuant to their terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes with one exception were converted to equity on September 26, 2016.	10,000	73,900

On April 3,2015 the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $50,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	50,000	50,000

On May 11, 2015, the Company issued a note to a stockholder to memorialize (i) the availability of funds in the amount of $500,000 or the amount disbursed to the company and (ii) the terms of the note. As of September 30, 2015, $500,000 has been disbursed to the Company. Pursuant to the terms and conditions, the note accrues interest at the rate of LIBOR (90 day) plus the Margin (4%) per annum and interest payments are due monthly. The original due date of the note, May 8, 2016, has been extended to 2017.	500,000	500,000

On June 19, 2015, the Company issued a note to a stockholder to acknowledge (i) the loan balance of $140,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues compound interest at 5% per annum and is due on demand. On various dates in November, payments were made to the shareholder totaling $43,000. The current balance due on this note is $76,000	76,000	76,000

On July 10, 2015, the Company issued a note to, memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand. The note was converted to equity on September 26, 2016.	-	5,000

On August 21, 2015, the Company issued a grid note to a stockholder to memorialize (i) the receipt of funds in the amount of $19,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	19,000	19,000

On August 26, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand. The note was converted to equity on September 26, 2016.	-	10,000

On September 1, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand. The note was converted to equity on September 26, 2016.	-	10,000

On September 4, 2015, the Company modified the grid note dated August 21, 2015 to a stockholder to memorialize (i) the receipt of funds in the amount of $7,500 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	7,500	7,500

On September 11, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $4,000 and (ii) the terms of the note. This note has been repaid.	-	4,000

On September 14, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $30,000 and (ii) the terms of the note. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum and is due on demand.	30,000	30,000

On September 23, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $60,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand. The note was converted to equity on September 26, 2016.	-	60,000

On October 5, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $25,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	25,000	25,000

On November 3, 2015, Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $8,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	8,000	8,000

On November 4, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $1,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	1,000	1,000

On November 5, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $2,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	2,000	2,000

On November 6, 2015, the Speyside Holdings LLC issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $25,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	25,000	25,000

On November 25, 2015, the Company issued a note to memorialize (i) the receipt of funds in the amount of $10,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand. This note is no longer outstanding.	-	10,000

On December 17, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $125,000 and (ii) the terms of the note. The note was converted to equity on June 30, 2016.	-	125,000

On various dates of December 2015, the Company issued 5 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $59,301 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. $55,000 of the total has been paid and $4,301 remains outstanding.	24,301	59,301

On December 31, 2015, the Company issued a note to a stockholder to memorialize (i) the receipt of funds in the amount of $13,000 and (ii) the terms of the note. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and is due on demand.	13,000	13,000

On various dates of January, February and March 2016, Speyside Holdings LLC issued 29 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $264,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. 24 of these notes remain outstanding. $58,000 was paid in cash in May and July 2016.	206,000	-

On various dates of January, February and March 2016, the Company issued 7 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $27,500 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. Six of these notes were converted to equity on September 26th and $2,000 remains outstanding.	2,000	-

On various dates of January, February and March 2016, the Company issued 9 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $118,500 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	118,500	-

On April 1, 2016 Speyside Holdings LLC issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $10,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the note accrues simple interest at 5% per annum until the notes are fully repaid. The note is due on demand.	10,000	-

On various dates of April, May and June 2016, the Company issued 6 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $110,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	110,000	-

On various dates of April, May and June 2016, the Speyside Holdings LLC issued 44 promissory notes to the same stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $679,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. All of these notes remain outstanding.	679,000	-

On September 1, 2016 the Green Remanufacturing Solutions LLC issued a promissory note to a stockholder to memorialize (i) the receipt of the funds in the amount of $3,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. This note remains outstanding.	3,000	-

During the months of July and September 2016, Speyside Holdings LLC issued promissory notes to a stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $93,800 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. This note remain outstanding.	93,800	-

On various dates in July and August 2016, the Company issued promissory notes to a stockholder to memorialize (i) the receipt of the funds in the aggregate amount of $71,000 and (ii) the terms of the notes. Pursuant to the terms and conditions, the notes accrue simple interest at 5% per annum until the notes are fully repaid. The notes are due on demand. These notes remain outstanding.	71,000	-

	2,084,101	1,123,501

Value of the shares issued in excess of the value of the loan	(188,555)	-

	$1,895,546	$1,123,501

Notes Payable third parties - long term

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

Note 6 – Equipment Loan / Leaser

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

On September 1, 2016, Speyside Holdings LLC leased processing equipment for $654,882 of which $200,000 was paid in cash and $454,882 was financed. The lease has sixty payments of $9,310.69 a month (with the exception of the first month which included stub interest and which the payment was $10,260.69), commencing on October 1, 2016 and expiring on September 1, 2021. At the conclusion of the lease, title is to transfer to Speyside Holdings LLC. The members of the Board of Directors of Progressive Green Solutions, Inc. (Eugene Fernandez, Anthony Williams, and Michael Cox) personally guaranteed this equipment lease.

Equipment loan consisted of the following:

	September 30, 2016	December 31, 2015

Equipment Loan - Excavator	$529,442	$90,912

Less current maturities	(98,975)	(21,911)

Total capital lease obligations, net of current maturities	$430,467	$69,001

Note 7 – Equity

On July 8, 2016, the Company entered into a Debt Conversion Agreement effective June 30, 2016 (the “DC Agreement I”) whereby the Company and Stonehenge Holdings, LLC (“Stonehenge”) agreed to convert $125,000 of previously advanced debt plus accrued interest (the “SH Advances I”) into 1,388,889 shares of the Progressive Green Solutions, Inc.’s common stock. The conversion price of the SH Advances I was $0.09 per share, which represents the market price of the Company on June 30, 2016. Anthony Williams, a member of the Company’s Board of Directors, holds voting and dispositive control over Stonehenge. Mr. Williams abstained from the vote on this matter.

On September 26, 2016, Progressive Green Solutions, Inc. entered into a Debt Conversion Agreement effective September 26, 2016 (the “DC Agreement II”) whereby the Company and DGS Group LLC (“DGS”) agreed to convert $600,000.00 of previously advanced principal debt (the “DGS Advances I”) into 12,000,000 shares of the Progressive Green Solutions, Inc.’s common stock. The conversion price of the DGS Advances I was $0.05 per share, which represents the market price of the common stock on September 26, 2016. Eugene Fernandez, a member of the Company’s Board of Directors, holds voting and dispositive control over DGS. Mr. Fernandez abstained from the vote on this matter. Also on September 26, 2016, the Progressive Green Solutions, Inc. entered into a Debt Conversion Agreement effective September 26, 2016 (the “DC Agreement III”) whereby the Company and Stonehenge agreed to convert $94,399.00 of previously advanced principal debt (the “SH Advances II”) into 1,887,980 shares of Progressive Green Solutions, Inc.’s common stock. The conversion price of the SH Advances II was $0.05 per share, which represents the market price of the common stock on September 26, 2016. Anthony Williams, a member of the Company’s Board of Directors, holds voting and dispositive control over Stonehenge. Mr. Williams abstained from the vote on this matter.

Note 8 – Concentrations

During the nine months ended September 30, 2016, Customer “A”, accounted for 21% of total sales; no other customer individually accounted for more than 10% of total sales. This large customer did not account for any sales made in 2015. Customer “A” represented a total of 7% of accounts receivable during the nine months quarter ending 2016. No other customer account exceeded 10% of total accounts receivable.

During the nine months ended September 30, 2015 Customer “A” accounted for 10% of total sales and represented a total of 7% of accounts receivable.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	Nine Months Ended		as of
	September 30, 2016	September 30, 2015	September 30, 2016	December 31, 2015
Vendor A	12%	9%	5%	10%

Vendor B	9%	9%	1%	11%

Vendor C	5%	2%	-%	0%

	26	20%	6%	21%

Note 9 – Segment Reporting

Reportable segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The accounting policies of the segments are the same as the accounting policies of the Company as a whole.

The Company operates in the following business segments:

i.	Parent: the Company is responsible for the overall management of its returns management segment and quarry operations segment. Parent costs include certain services, such as compensation, professional fees, corporate purchasing, corporate legal, business development, and other corporate-related general and administrative expenses. The parent does not generate any revenues, nor does it incur any direct cost of revenue.

ii.	Returns management: through the Company’s wholly owned subsidiary, Green Remanufacturing Solutions LLC, this segment engages in reverse logistics, remanufacturing, repair and recovery, engineering/quality assurance, warehousing and fulfillment, secondary market sales and e-commerce for retailers and manufacturers of consumer goods.

iii.	Quarry operations: through a company that the Company is a majority owner of, Speyside Holdings LLC, this segment engages in the production and sale of crushed stone and aggregates to the New York City metro area.

iv.	Operating segments not reportable individually are included in "Other". Other includes the Company’s other smaller business Applianceplace.com and CEM III LLC which has minimal activity.

The Company measures the segment profit or loss and segment assets for each reportable segment as follows:

a.	The basis of accounting for any transactions between reportable segments: The Company allows reportable segments to freely negotiate the terms and conditions of and carries out, on an arm’s-length basis, any transactions between reportable segments;

b.	The nature of any differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income before income taxes, extraordinary items, and discontinued operations: There are no material differences between the measurements of the reportable segments’ profits or losses and the public entity’s consolidated income (loss) as the Company presently allocates minimal centrally incurred costs to the parent;

c.	The nature of any differences between the measurements of the reportable segments’ assets and the public entity’s consolidated assets: There were no difference between the measurements of the reportable segments’ assets and the public entity’s consolidated assets as the Company does not have any jointly used assets;

d.	The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss: this is the first period that the Company is engaging in segment reporting;

e.	The nature and effect of any asymmetrical allocations to reportable segments: There were no asymmetrical allocations to reportable segments as the Company does not allocate depreciation expense to a reportable segment without allocating the related depreciable assets to that reportable segment.

Progressive Green Solutions, Inc.

Assets by Segments

September 30, 2016

ASSETS	Parent	Returns	Quarry Operations	Other	Total

TOTAL CURRENT ASSETS
	$29,302	$115,343	$910,504	$145	$1,055,294
PROPERTY, PLANT & EQUIPMENT
	-	305,848	1,673,341	-	1,979,189
INTANGIBLE
	-	-	2,222	-	2,222
TOTAL OTHER ASSETS
	-	34,693	200,000	25,000	259,693
TOTAL ASSETS
	$29,302	$455,884	$2,786,067	$25,145	$3,296,398

Progressive Green Solutions, Inc.

Operations by Segment

For the Nine Months Ended

September 30, 2016

	Parent	Returns Management	Quarry Operations	Other	Total

NET REVENUE	$-	$867,834	$2,200,974	$-	$3,068,808

LOSS FROM OPERATIONS	$(477,210)	$(351,144)	$(1,592,880)	$(662)	$(2,421,896)

For the Three Months Ended

September 30, 2016

	Parent	Returns Management	Quarry Operations	Other	Total

NET REVENUE	$-	$302,933	$489,282	$-	$792,215

LOSS FROM OPERATIONS	$(137,839)	$(131,118)	$(583,188)	$(164)	$(852,309)

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the unaudited condensed financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event was required to be disclosed:

During the months of October 2016 through the date of this filing, the Company issued 23 notes to stockholders to memorialize (i) the receipt of funds totaling $194,204 and (ii) the terms of the notes. Pursuant to the terms and conditions the note accrues simple interest at 5% per annum and are due on demand.

On October 6, 2016, Speyside Holdings LLC received an additional $1,000,000 loan from Braden Capital Management LLC. To memorialize this additional $1,000,000 loan, Speyside Holdings LLC and Bradden Capital Management LLC amended and restated the BCM Loan I to reflect the aforementioned.

On October 6, 2016, CEM III LLC acquired +/- 30 acres of real property in Highland Mills, New York from the Grace E. Wolf Family Limited Partnership. In connection with the Grace E. Wolf Family Limited Partnership real property acquisition, CEM III LLC obtained a purchase money mortgage from the Grace E. Wolf Family Limited Partnership for $750,000.

On October 12, 2016, the operating agreements of Speyside Holdings LLC and CEM III LLC were amended and restated. As a result of the amended and restated operating agreements, the Company directly owns 51 Class A Units in Speyside Holdings LLC and indirectly own 26 Class A Units in CEM III LLC. Additionally, per the BCM Loan I agreement, Bradden Capital Management LLC through its assign, BCM Speyside, LLC, elected to acquire 15 Class B Units in Speyside Holdings LLC. As part of BCM Speyside, LLC becoming a Class B Unit member in Speyside Holdings LLC, BCM Speyside, LLC and Speyside Holdings II LLC became tenants in common on a parcel of real property in Highland Mills, New York. As part of the aforementioned, Speyside Holdings LLC and BCM Speyside, LLC respectively have a call / put provision whereby a respective party can call / put BCM Speyside, LLC’s tenant in common interest in the parcel of real property that BCM Speyside, LLC is tenants in common with Speyside Holdings II LLC in Highland Mills, New York in exchange for BCM Speyside, LLC contributing its tenancy in common interest into Speyside Holdings II LLC and Speyside Holdings LLC thereby converting BCM Speyside, LLC’s 15 Class B Units in Speyside Holdings LLC to 15 Class A Units in Speyside Holdings LLC along with the a corresponding adjustment to BCM Speyside, LLC’s capital account in Speyside Holdings LLC.

On October 12, 2016, Speyside Holdings, Speyside Holdings II LLC, and BCM Speyside, LLC acquired the assets of Highland Sand & Gravel, Inc. pursuant to a certain purchase and sale agreement with Highland Sand & Gravel, Inc. In connection with the Highland Sand & Gravel, Inc. asset acquisition, Speyside Holdings LLC, Speyside Holdings II LLC, and BCM Speyside, LLC obtained a purchase money mortgage from Highland Sand & Gravel, Inc. for $4,000,000.

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

Results of Operations

For the Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

Revenue

For the nine months ended September 30, 2016, consolidated revenue from operations was $ $3,068,808 compared to $ $3,337,757 for the nine months ended September 30, 2015, a reduction of $268,949 or 8%. This decrease is due to the business model change at Green Remanufacturing Solutions as well as plant shutdowns and equipment failures at Speyside Holdings LLC.

Cost of Goods Sold

Our consolidated cost of goods sold (“COGS”) for the nine months ended September 30, 2016, was $ $3,573,913 compared to $3,023,027 for the nine months ended September 30, 2015, an increase of $550,887 or 18%. This increase is due to the high cost of equipment repairs at Speyside Holdings LLC.

Gross Margin

For the nine months ended September 30, 2016, there was a negative gross margin of $505,106 compared to a positive margin $314,730 for the nine months ended September 30, 2015, a decrease of $819,836 or 260%. The decrease in gross profit is related to equipment failures at Speyside Holdings LLC which led to impaired production.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2016 were $1,916,789, resulting in a loss from operations of $2,421,895, compared to total operating expenses of $1,726,152 for the nine months ended September 30, 2015, which resulted in a loss from operations of $1,411,422, an increase of $190,637 or 11%. The increase in expenses was related to additional SG&A from Speyside Holdings LLC (there was limited SG&A for Speyside Holdings LLC a year ago as it did not commence operations until April 2015 as well as a bad debt expense of $97,852).

Net Loss

For the period ended September 30, 2016, the Company had a net loss of $2,499,858, or $(0.07) per share. The net loss is attributable to several factors:

1.	Accounting charges for bad debt write-offs. The value of these amounts is approximately $143,875.

2.	A pivot in Green Remanufacturing Solutions LLC’s business model from exclusively purchasing returns for its own account for resale to including servicing consumer returns for a fee – during the pivot in GRS’ business model, there will continue to be a slowdown in revenues due to the business development cycle as such the company will have to spread its overhead over less customers until the business development cycle catches up with the pivot. The purpose of the pivot is to hybridize Green Remanufacturing Solutions LLC’s financial approaches to managing consumer returns with the goal of building a robust and sustainable business model.

3.	Royalty expenses that are associated with Speyside Holdings LLC’s management agreement and which are scheduled to cease upon Speyside Holding LLC closing on the Highland Sand & Gravel, Inc. asset purchase agreement; – the royalty that Speyside Holdings LLC pays to Highland Sand & Gravel, Inc. is for aggregate that Speyside Holdings LLC that it extracts and sells from the Highland Mills quarry during the term of the management agreement. Once the management agreement terminates (which occurred on October 12, 2016) Speyside Holdings LLC will not incur this charge and its margins will increase.

4.	Extraordinary repairs and maintenance undertaken at Speyside Holdings LLC’s operations;

5.	Production inefficiencies at Speyside Holdings LLC due to aging equipment that required extraordinary repairs and maintenance; and

6.	Equipment rental fees for equipment used in the operations of Speyside Holdings LLC.

For the Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

Revenue

For the three months ended September 30, 2016, consolidated revenue from operations was $792,214 compared to $1,902,958 for the three months ended September 30, 2015, a decrease of $1,110,743 or 58%. This decrease is due to the business model change at Green Remanufacturing Solutions as well as plant shutdowns and equipment failures at Speyside Holdings LLC.

Cost of Goods Sold

Our consolidated cost of goods sold (“COGS”) for the three months ended September 30, 2016, was $1,038,778 compared to $1,748,140 for the three months ended September 30, 2015, a decrease of $709,362 or 41%.

Gross Margin

For the three months ended September 30, 2016, there was a negative gross margin of $246,563, compared to a positive gross margin of $154,818 for the three months ended September 30, 2015. The decrease in gross profit of 259% is related to equipment failures at Speyside Holdings LLC which led to impaired production, reduced sales and higher per unit costs at Speyside Holding LLC.

Operating Expenses

Total operating expenses for the three months ended September 30, 2016 were $605,745, resulting in a loss from operations of $852,309 compared to total operating expenses of $787,690 for the three months ended September 30, 2015, which resulted in a loss from operations of $632,872. The reduction in overhead of $181,944 or 23% is related to rent and staff reductions at GRS.

Net Loss

For the quarter ended September 30, 2016, the Company had a net loss of $872,206, or $(0.02) per share. The net loss is attributable to:

1.         A pivot in Green Remanufacturing Solutions LLC’s business model from exclusively purchasing returns for its own account for resale to including servicing consumer returns for a fee – during the pivot in GRS’ business model, there will continue to be a slowdown in revenues due to the business development cycle as such the company will have to spread its overhead over less customers until the business development cycle catches up with the pivot. The purpose of the pivot is to hybridize Green Remanufacturing Solutions LLC’s financial approaches to managing consumer returns with the goal of building a robust and sustainable business model.

2.         Royalty expenses that are associated with Speyside Holdings LLC’s management agreement and which are scheduled to cease upon Speyside Holding LLC closing on the Highland Sand & Gravel, Inc. asset purchase agreement; – the royalty that Speyside Holdings LLC pays to Highland Sand & Gravel, Inc. is for aggregate that Speyside Holdings LLC that it extracts and sells from the Highland Mills quarry during the term of the management agreement. Once the management agreement terminates (which occurred on October 12, 2016) Speyside Holdings LLC will not incur this charge and its margins will increase.

3.         Extraordinary repairs and maintenance undertaken at Speyside Holdings LLC’s operations;

4.         Production inefficiencies at Speyside Holdings LLC due to aging equipment that required extraordinary repairs and maintenance; and

5.         Equipment rental fees for equipment used in the operations of Speyside Holdings LLC.

Plan of Operation

Our plan of operations over the next twelve months includes (i) focusing our operations on Speyside Holding LLC’s quarry operations; (ii) increasing annual sales revenue to $10,000,000; (iii) securing service contracts with consumer product manufacturers, resellers, and service providers. In order to implement our plan of operation, we will need to obtain outside funding. Green Remanufacturing Solutions LLC’s strategic vision is so shift from solely purchasing consumer returns to refurbishing consumer goods for a fee or some other type of hybridized fee for service / purchasing model. The Company believes that it will need a minimum of $15,000,000 to cover its planned operations over the next 12 months.

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

As of September 30, 2016, the Company had a cash balance of $100,010. The Company believes that such funds will not be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Using an annualized figure of $2,363,888 for our operating costs, costs are approximately $196,990 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for less than a month.

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company has incurred losses since inception and has used $2,139,575 in cash provided by operations as of September 30, 2016. Further, the Company has a working capital deficit. The Company is dependent upon funds from private investors and the support of certain stockholders.

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

As of the end of the period reported, we were not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2016, the Company entered into a Debt Conversion Agreement effective June 30, 2016 (the “DC Agreement I”) whereby the Company and Stonehenge Holdings, LLC (“Stonehenge”) agreed to convert $125,000 of previously advanced debt plus accrued interest (the “SH Advances I”) into 1,388,889 shares of the Progressive Green Solutions, Inc.’s common stock. The conversion price of the SH Advances I was $0.09 per share, which represents the market price of the Company on June 30, 2016. Anthony Williams, a member of the Company’s Board of Directors, holds voting and dispositive control over Stonehenge. Mr. Williams abstained from the vote on this matter.

On September 26, 2016, Progressive Green Solutions, Inc. entered into a Debt Conversion Agreement effective September 26, 2016 (the “DC Agreement II”) whereby the Company and DGS Group LLC (“DGS”) agreed to convert $600,000.00 of previously advanced principal debt (the “DGS Advances I”) into 12,000,000 shares of the Progressive Green Solutions, Inc.’s common stock. The conversion price of the DGS Advances I was $0.05 per share, which represents the market price of the common stock on September 26, 2016. Eugene Fernandez, a member of the Company’s Board of Directors, holds voting and dispositive control over DGS. Mr. Fernandez abstained from the vote on this matter. Also on September 26, 2016, the Progressive Green Solutions, Inc. entered into a Debt Conversion Agreement effective September 26, 2016 (the “DC Agreement III”) whereby the Company and Stonehenge agreed to convert $94,399.00 of previously advanced principal debt (the “SH Advances II”) into 1,887,980 shares of Progressive Green Solutions, Inc.’s common stock. The conversion price of the SH Advances II was $0.05 per share, which represents the market price of the common stock on September 26, 2016. Anthony Williams, a member of the Company’s Board of Directors, holds voting and dispositive control over Stonehenge. Mr. Williams abstained from the vote on this matter.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

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

On September 1, 2016, Speyside Holdings LLC leased processing equipment for $654,882. $200,000 was paid in cash and $454,882 was financed. The lease has sixty payments of $9,310.69 a month (with the exception of the first month which included stub interest and which the payment was $10,260.69), commencing on October 1, 2016 and expiring on September 1, 2021. At the conclusion of the lease, title is to transfer to Speyside Holdings LLC. The members of the Board of Directors of Progressive Green Solutions, Inc. (Eugene Fernandez, Anthony Williams, and Michael Cox) personally guaranteed this equipment lease.

On September 12, 2016, the operating agreements of Speyside Holdings LLC and CEM III LLC were amended and restated. As a result of the amended and restated operating agreement, the Company directly owns 60 Class A Units in Speyside Holdings LLC and indirectly own 36 Class A Units in CEM III LLC.

On September 21, 2016, Speyside Holdings LLC formed a wholly owned subsidiary named Speyside Holdings II LLC. Speyside Holdings II LLC is a New York limited liability company whose purpose is to take title to a parcel of real property in Highland Mills, New York.

On October 6, 2016, Speyside Holdings LLC received an additional $1,000,000 loan from Bradden Capital Management LLC. To memorialize this additional $1,000,000 loan, Speyside Holdings LLC and Bradden Capital Management LLC amended and restated the BCM Loan I to reflect the aforementioned.

On October 6, 2016, CEM III LLC acquired +/- 30 acres of real property in Highland Mills, New York from the Grace E. Wolf Family Limited Partnership. In connection with the Grace E. Wolf Family Limited Partnership real property acquisition, CEM III LLC obtained a purchase money mortgage from the Grace E. Wolf Family Limited Partnership for $750,000.

On October 12, 2016, the operating agreements of Speyside Holdings LLC and CEM III LLC were amended and restated. As a result of the amended and restated operating agreements, the Company directly owns 51 Class A Units in Speyside Holdings LLC and indirectly own 26 Class A Units in CEM III LLC. Additionally, per the BCM Loan I agreement, Bradden Capital Management LLC through its assign, BCM Speyside, LLC, elected to acquire 15 Class B Units in Speyside Holdings LLC. As part of BCM Speyside, LLC becoming a Class B Unit member in Speyside Holdings LLC, BCM Speyside, LLC and Speyside Holdings II LLC became tenants in common on a parcel of real property in Highland Mills, New York. As part of the aforementioned, Speyside Holdings LLC and BCM Speyside, LLC respectively have a call / put provision whereby a respective party can call / put BCM Speyside, LLC’s tenant in common interest in the parcel of real property that BCM Speyside, LLC is tenants in common with Speyside Holdings II LLC in Highland Mills, New York in exchange for BCM Speyside, LLC contributing its tenancy in common interest into Speyside Holdings II LLC and Speyside Holdings LLC thereby converting BCM Speyside, LLC’s 15 Class B Units in Speyside Holdings LLC to 15 Class A Units in Speyside Holdings LLC along with the a corresponding adjustment to BCM Speyside, LLC’s capital account in Speyside Holdings LLC.

On October 12, 2016, Speyside Holdings, Speyside Holdings II LLC, and BCM Speyside, LLC acquired the assets of Highland Sand & Gravel, Inc. pursuant to a certain purchase and sale agreement with Highland Sand & Gravel, Inc. In connection with the Highland Sand & Gravel, Inc. asset acquisition, Speyside Holdings LLC, Speyside Holdings II LLC, and BCM Speyside, LLC obtained a purchase money mortgage from Highland Sand & Gravel, Inc. for $4,000,000.

On December 8, 2016, the Company was served with a Summons with Notice in the Supreme Court of the State of New York, County of Nassau.  The action, entitled Tynes v. Progressive Green Solutions, Inc., names the Company, Eugene Fernandez, its President and Chairman, and several other unrelated parties.  The Summons with Notice alleges, unspecific to which defendant, breach of agreements, breach of fiduciary duty, gross negligence and general and securities fraud. The Summons and Notice, also unspecific as to which defendant, seeks relief in an indeterminate amount not less than $500,000. The Company’s time to appear in the action has not yet passed and it intends to vigorously defend against the Action.

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

PROGRESSIVE GREEN SOLUTIONS, INC.

Date: December 19, 2016	By:	/s/ Eugene Fernandez
		Name:	Eugene Fernandez
		Title:	President and Interim Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)

